Form 10-K405
period 1996-03-31
GEOGRAPHICS INC
filed 1996-07-01
CIK 1000621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________to______________

                         Commission File Number: 0-26756

                                GEOGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


          Wyoming                                      87-0305614
          -------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


1555 Odell Road, P.O. Box 1750, Blaine,  WA                        98231
- - - -------------------------------------------                        -----
 (Address of principal executive offices)                        (Zip code)

        Registrant's telephone number including area code: (360) 332-6711

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
Common Shares, no par value                NASDAQ NATIONAL MARKET SYSTEM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ___X____ Yes ________ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the bet of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Common stock, no par value per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on June 14, 1996. Based on the closing bid price of the Common Stock on the NASDAQ National Market System as reported on June 14, 1996 $ 6.375, the aggregate market value of the 6,128,636 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $39,070,055. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The number of Common Shares, no par value, of the Registrant outstanding as of June 14, 1996 was 9,376,877.

Transitional Small Business Disclosure Format (Check one):  Yes_____   No __X__

                                     PART 1

ITEM 1.           BUSINESS

GENERAL

         Geographics, Inc. was incorporated as a Wyoming corporation on September 20, 1974. The Registrant and its subsidiaries are hereinafter collectively referred to as the Company, unless otherwise noted. The Company is engaged in the development, manufacture, marketing, and distribution of designer stationery, value added papers (printed business cards, brochures, letterhead, memo pads and paper cubes), lettering, signage, stencil and graphic art products throughout the United States, Canada, Australia, Europe, Israel and Mexico.

          The Company's fiscal year end is March 31. The Company's executive offices are located at 1555 Odell Road, Blaine, Washington 98230, and its telephone number is (360) 332-6711.

         The Company operates its business through two subsidiaries and a partnership:

             \bullet\ Geographics Marketing Canada Inc. was incorporated as a
                      British Columbia, Canada corporation on July 31, 1995. Its offices are located at 17735 1st Ave., Suite 1, Surrey, B.C. V4P 2K1, Canada, and its telephone number is 800-426-5923. Geographics Marketing Canada Inc. was established to import the Company's products into Canada and market them to wholesale and retail distribution channels. Geographics Marketing Canada Inc. succeeds Martin Distribution as the exclusive importer of Geographics products into Canada effective April 1, 1996. For further discussion of Martin Distribution see, "Certain Relationships and Related Transactions."

             \bullet\ Geographics (Europe) Limited was incorporated in England on December 12, 1995. Geographics (Europe) Limited offices are located at 4 Iceni Court, Letchworth, Herts SG6 1TN, England, and its telephone number is 01462 487100. Geographics (Europe) Limited was established to import, warehouse the Company's products, and market and distribute its products throughout Europe.

             \bullet\ International Geographics of Ontario ("IGO")was
                      established in September 1989, with the Company owning 70% of the partnership and a marketing agent for the Company owning the remaing 30%. The purpose of IGO was to purchase the Company's products from Martin Distribution Inc. and market and distribute the Company's products in Canada. IGO was dissolved during fiscal 1996. The Company is in the process of winding up the affairs of the partnership. The functions of IGO have been assumed by Geographics Marketing Canada Inc. IGO's principal offices are located at 921 Gana Court, Mississauga, ON, Canada L5S 1N9, and its telephone number is 800-426-5923.

BACKGROUND

         At the time of its incorporation in 1974, the Company was a wholly owned subsidiary of International Geographics Ltd. ("IGL"), a British Columbia corporation traded on the Vancouver Stock Exchange. On February 20, 1989 IGL listed its stock on the Toronto Stock Exchange and voluntarily delisted its common stock from the Vancouver Stock Exchange.

         The Company's primary focus during this period was the manufacture and marketing of rub on and stick on lettering, signage and graphic art products. These products were manufactured in various locations until 1980 when the Company consolidated its manufacturing facilities and moved to Blaine, Washington.

         During 1991, a reorganization of the Geographics group of companies was conducted whereby Geographics, Inc. undertook and completed a takeover bid to acquire all of the issued and outstanding shares of IGL. As a result, Geographics, Inc. acquired its parent and became a U.S. based company, with both its administrative offices and manufacturing facilities located at one location, within a single entity.

         During fiscal year 1991, the Company began the development of designer stationary and value added paper products. In fiscal year 1992 the Company introduced to the marketplace the first versions of Geopaper, a value added paper. The Company continued to develop new Geopaper designs and new Geopaper customers, and by fiscal year 1994 sales of Geopaper had increased to 3% of total Company sales.

         In fiscal year 1994, the Company purchased certain assets from E.Z. Industries Inc. (an unrelated Maryland company), for $1,500,000. The purchased assets included equipment used in the manufacturing of vinyl letter sets, stencil kits, lettering guides, dry transfers, signs and similar products, however, primary purpose of the acquisition was to broaden the Company's customer base.

         The Company successfully placed Geopaper in Office Depot Inc., a major office supply superstore in fiscal year 1995. Sales of Geopaper during fiscal year 1995 increased to 21% of total Company sales. During first quarter of fiscal year 1996, the Company received purchase orders to place Geopaper chain wide in Office Depot and OfficeMax, two of the three largest office supply superstores in North America. In January 1996, the Company announced that Wal-Mart had agreed to place Geopaper in 248 Wal-Mart stores to be shipped in March 1996.

         During fiscal year 1996, the Company introduced new variations of Geopaper, including Geonotes and Geocubes, memo pad and paper cube products made using Geopaper designs. As a result of the increasing popularity of Geopaper in the retail stores and the expansion of the Geopaper product line, sales of Geopaper products had increased to 65% of total Company sales. Fiscal year 1996 was the year the Company made the transition from a lettering and signage manufacturing company to a manufacturer of stationary and value added papers as its primary business.

PRODUCTS

         The products manufactured by the Company are separated into two major product groups; (1) specialty papers, and (2) lettering and signage.

         The specialty papers group is composed primarily of designer stationery and other value added papers (paper on which the Company has applied photographs and art images during a printing process and then cut to size). The papers are designed for use in photocopiers and computer printers to be used as stationery, letterhead, business cards, brochures, memo pads and paper cubes. These papers are marketed under the Trademark "Geopaper". Geopaper products are also designed to be used with personal computer printers or to compliment other Company products that are used with personal computers. Geopaper sales increased to 65% of sales in fiscal year 1996, up from 21% of sales in fiscal 1995 and 3% of sales in fiscal year 1994. Net sales for this group increased to about $14,800,000 in fiscal 1996, up from about $2,100,000 in fiscal 1995 and $180,000 in fiscal 1994. See "Sales By Product Category." The Geopaper product line is expected to continue to grow as a percentage of sales as more customers accept the product line and as the use of personal computers continues to grow world wide, but there can be no assurances that such growth shall occur as expected by the Company.

         The lettering and signage group manufactures and distributes rub-on and stick-on lettering, stencils, electronic moving message signs, American Disabilities Act signs in Braille, and other signage products. This product group represented 35% of sales in fiscal 1996, down from 79% of sales in the prior year, net sales for this group decreased to about $7,900,000 from about $8,100,000. The Company expects this product group to continue to decrease as a percentage of sales as Geopaper product growth is expected to be significantly faster than the sales growth of this category. Sales of lettering and signage products as an industry will continue to decline over time as the use of personal computers increases. The Company anticipates that it can offset this expected decline by increasing its market share of this industry through its recent addition of 400 to 500 Wal-Mart stores as customers in fiscal 1996. The growth of existing customers featuring Geopaper and lettering products, such as Office Depot, OfficeMax and Business Depot (Staples, Inc.'s Canadian division), together adding over 200 new stores a year, should also contribute to an increase in market share and add additional lettering and signage sales each year. There can be no assurances, however, that such increase in market share shall occur.

SALES BY PRODUCT CATEGORY

         The percentage of the Company's total sales attributable to each class of product offered by the Company for the last three years is set forth below.

                            AS A PERCENTAGE OF SALES


                                                            FISCAL YEAR
                  CLASS OF PRODUCT                       1996         1995
                  ----------------                       ----         ----
Designer stationeries and specialty papers                65%          21%
Lettering, signage, stencil and graphic art products      35%          79%


                        STATED IN SALES DOLLARS (ROUNDED)


                                                           FISCAL YEAR
                  CLASS OF PRODUCT                       1996         1995
                  ----------------                       ----         ----
Designer stationeries and specialty papers           $14,800,000   $2,100,000
Lettering, signage, stencil and graphic art products   7,800,000    8,100,000

BUSINESS CONCENTRATIONS

         Historically , Geographics, Inc. has sold a substantial portion of its products to a limited number of customers. Concentration of sales to the five largest customers is detailed below:

                      CUSTOMER                           1996          1995
                      --------                           ----          ----
         Office Depot Inc.                                40%           31%
         OfficeMax, Inc.                                  24%           16%
         Martin Distribution, Inc.*                       13%           12%
         United Stationers Inc.                            3%            6%
         Wal-Mart Stores, Inc.                             3%            1%
                                                          ---           ---
                                                          83%           66%

         * Martin Distribution, the Company's distributor for Canada, is a related party to the Company as the result of a common director. Martin Distribution was replaced by Geographics (Marketing) Canada Inc., effective April 1, 1996, as distributor of Geographics, Inc. products and will cease to be a customer of the Company. Management estimates that this change will have little or no impact on the future sales of the Company.

         The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

GROWTH STRATEGY

         Management is of the opinion that North America will continue to provide the Company with significant opportunities for growth. An overview of North American growth opportunities are follows:

         \bullet\ Designer stationeries and value added papers are still in their infancy. Thousands of stores have yet to begin carrying these papers. The majority of mass merchandise chains, computer retailers and department stores do not carry designer stationery or value added paper. The office product superstore chains and office product catalogs are the primary concentrations of companies carrying these products.

         \bullet\ The Company continues to diversify away from lettering and signage products. New product introductions in 1997 will include educational and motivational products that will be sold into existing markets and provide opportunities to introduce Geographics products into new markets.

          \bullet\ Existing Geopaper product lines are continually reviewed to identify lines to be replaced with new and improved lines. In addition to replacement and improvement of existing lines, new Geopaper lines are continually in development and in test markets.

          \bullet\ The Company may from time to time acquire art or paper products that compliment the Geopaper line.

         The Company believes that foreign markets may provide additional growth opportunities. During July 1995, the Company established Geographics Marketing Canada Inc. as a British Columbia corporation, in July 1995, to facilitate marketing and distribution of Company products in Canada. Geographics (Europe) Limited was incorporated in December 1995 as a U.K. corporation, to initiate marketing and distribution of Company products in Europe. The Company also distributes its products through an exclusive distributor in Australia. The Company anticipates further expansion internationally, including Asia, which is a prominent target destination for Company products.

         International sales accounted for approximately 14% and 11% of total net sales in 1996 and 1995, respectively. International sales were concentrated in Canada and Australia and to a lessor degree Mexico, Israel and Norway. The Company anticipates that international sales will increase as a percentage of total sales resulting from the Company's expansion plans in Europe and Asia. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risk associated with the imposition of legislation and regulations relating to the import or export of stationeries, specialty papers and office supply products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Canada, Australia or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

PURCHASING

         The Company purchases goods from approximately 700 vendors. One vendor, Unisource, accounted for a significant portion of the Company's total merchandise purchases during the year ended March 31, 1996. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

MANAGEMENT INFORMATION SYSTEMS

         The Company is investing significant resources to install integrated software Systems that provides daily information on sales, gross margins and inventory levels by warehouse and by stockkeeping unit. These systems will allow the Company to compare current performance against historical performance and the current year's budget. The systems have been designed to integrate all major aspects of the Company's business including sales, electronic data interchange
(EDI), warehousing, manufacturing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. The Company is working with outside consultants in the design, installation and ongoing refinement of this system. The current systems used by the Company are primarily financial in nature, such as invoicing, accounting, general ledger and shipping. Manufacturing and Inventory management systems are not presently integrated. The new system will be installed by module beginning in the summer of 1996 and is scheduled to be completed in the winter of fiscal 1997.

         The Company currently utilizes EDI to transact business with its largest customers. Presently 70% to 80% of customer orders are received by EDI. EDI is utilized as it is a highly efficient method of transmitting large numbers of orders in a paperless medium. The Company believes that the systems it has developed, and are presently developing, have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. The systems have been designed to support the growth and expansion of the Company for the foreseeable future.

 COMPETITION

         The Company operates in a highly competitive environment. Competition can be separated into two areas in which the Company conducts business; designer stationery and lettering and signage. The Company's designer stationery operations' competes in most of its markets with Z-International, Inc. , A.C.I. Action Communication, Inc., REDIFORM (a division Moore Corp Ltd), First Base and DECAdry. The Company designer stationery products compete with competitor products for space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and paper direct mail catalogs.

         The Company's traditional lettering and signage operations compete with several companies that produce similar products (i.e. vinyl lettering, stencil, rub-on lettering), these competitors are: Visu-com, Chartpak and Duroart. Competition with Company products compete with competitor products for space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, and office product catalogs.

         Certain of these competitors are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors.

         The development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many items. The Company expects that anticipated cash flows from operations, proceeds received from the May 1, 1996 private placement, capital leases, and funds available under a line of credit will be sufficient to meet the Company's cash requirements for the next twelve months. To the extent that such financial resources are insufficient to the fund the Company's activities, additional financing might be required. There can be no assurance that additional financing will be available on reasonable terms.

TRADEMARKS AND COPYRIGHTS

         The Company has 5 (five) federally registered trademarks; (1) GEOPAPER,
(2) GEOTYPE, (3) GEOTAPE, (4) GEOSTENCIL, and (5) SHIELD 'N' SEE. The Company has 8 (eight) applications pending with the U.S. Patent and Trademark Office for federal trademark registration for Geographics product lines. Additionally the Company has filed 6 (six) trademark applications pending in Canada and Australia for Geographic product lines in those countries, which applications are currently pending.

         The Company has 2 (two) registered U.S.copyrights for the following products, "GeoCrumpled" and "GEOCLOUDS".

         Certain of the Company's proprietary manufacturing processes are protected by trade secrets. While the Company has made every effort to protect all of its intellectual property, to the extent such protections are inadequate, the Company could lose a part or all of these rights which, in turn, could have a material adverse effect on the Company.

FUTURE ACQUISITIONS

         The Company may, in the future, pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such acquisitions do occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

EMPLOYEES

         As of March 31, 1996, the Company had 353 employees of whom 348 were employed at its Corporate headquarters in Blaine, Washington and 5 of whom were employed at the Company's facilities in the United Kingdom. The manufacturing, warehousing and product distribution aspects of the business employs 306 employees, 31 employees work in administration and 16 employees work in various managerial positions. None of the Company's employees are subject to a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company considers its properties to be suitable and adequate for their intended uses. These properties consist of the following:

         EXECUTIVE OFFICES

                  The Corporate office facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space. This facility was increased from 34,000 sq. ft to 49,000 sq. ft in December 1994. The facility was increased to its current size during fiscal year 1996, completing construction in late March 1996. Construction was financed by progress payments advanced from term bank loans described below. No construction in progress loan balances were outstanding at March 31, 1996.

                  The Blaine facility is built on ten and one half acres of Company-owned land, purchased for $114,563 in 1980. The buildings and real estate are collateral for four bank real estate loans totaling $2,341,057. These loans have interest rates ranging from 8.825% to 10% and maturities ranging from June 2004 to October 2010. The current portion of long-term bank debt associated with real estate as of March 31, 1996 is $175,643. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

         OTHER WHATCOM COUNTY FACILITIES

                  The Company leased a 19,050 sq. ft. facility in Bellingham, Washington in October 1995. This facility is used in manufacturing, staging and shipping functions. The lease payments are $7,620 per month, triple net. The lease expires in October 1998, and the Company has an option to renew for another three year term. In February 1996, the Company also leased a 10,000 sq. ft. facility near Ferndale, Washington on a six month lease of $3,950 per month, triple net. This facility was used to meet material staging and warehouse requirements while the new Blaine facilities were being completed and organized.

         EUROPEAN FACILITIES

                  Geographics (Europe) Limited leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $5,202, triple net, expiring on February 14, 2006.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1996.

                                     PART 2

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock began trading on the Nasdaq National Market under the symbol "GGIT" on March 8, 1996. From May 5, 1995 to March 7, 1996 the Company's Common Stock traded on the OTC Bulletin Board. The Company's Common Stock also trades on the Toronto Stock Exchange under the symbol "GGI".

         The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the Nasdaq National MarketSystem/OTC Bulletin Board and Toronto Stock Exchange, as reported by Nasdaq and the Toronto Stock Exchange.

                  NASDAQ NMS/OTC BULLETIN BOARD        TORONTO STOCK EXCHANGE
                            SYMBOL -GGIT                     SYMBOL - GGI
                                 US$                             CDN. $
1995                      HIGH       LOW                  HIGH         LOW

First Quarter              -          -                  $1.70        $1.05
Second Quarter             -          -                  $1.20        $0.90
Third Quarter              -          -                  $1.05        $0.80
Fourth Quarter             -          -                  $1.95        $0.83

1996                      HIGH       LOW                  HIGH         LOW

First Quarter            $1.88      $1.13                $2.15        $1.74
Second Quarter           $3.44      $1.45                $4.60        $2.00
Third Quarter            $5.38      $3.00                $7.10        $4.00
Fourth Quarter*          $6.25      $4.50                $8.75        $6.10

1997                      HIGH       LOW                  HIGH         LOW

First Quarter**          $6.94      $4.75                $9.39        $6.88

         * The Company's shares began trading on the Nasdaq National MarketSystem effective March 8, 1996.

         ** First Quarter 1997 activity from April 1, 1996 to June 14, 1996.

         As of June 14, 1996, there were 274 holders of record of the Common Stock of Geographics, Inc. The closing bid price on the Nasdaq National Markets System at June 14, 1996 was $6.375.

         The Company currently intends to retain all earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. The Company, therefore, does not anticipate paying any dividends in the foreseeable future. The Company did not pay dividends during fiscal 1996 or 1995.

VOLATILITY OF STOCK PRICE

         The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the designer stationery and specialty paper industry, paper prices or the worldwide economy, an outbreak of hostilities, a shortfall in revenue or earnings from or changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, suppliers and employees could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies, including the Company, have recently experienced historical highs in the market price of their common stock. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

GENERAL

         Geograpahics, Inc. was incorporated in 1974 and has primarily been a manufacturer of stick-on letters, rub-on letters, stencils and other signage products. The Company has significantly increased the scope of its operations with the development of "Geopaper" in 1992. Geopaper is a designer stationery or image paper with art or photo images printed on the paper. The Company began retooling and expanding facilities to facilitate the manufacture, warehouse and distribution of Geopaper products.

         Geopaper sales represented 65% of total sales in 1996 and 21% of sales in 1995. Besides increasing as a percentage of sales, Geopaper sales were also responsible for significant increases in total Company sales. During 1996, Company sales increased 122% to $22,613,635 from $10,186,136 in 1995.

RESULTS OF OPERATIONS

         The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                                           FISCAL YEAR
                                                      1996            1995

STATEMENTS OF INCOME DATA:
         Net sales                                   100.0%          100.0%
         Cost of sales                                62.8            57.7
                                                     -----           -----
                  Gross margin                        37.2            42.3

         Selling, general and administrative expenses 25.4            28.2
         Amortization of goodwill                       .7             6.3
                                                     -----           -----
                  Income from operations              11.1             7.8

         Other income                                   .6              .0
         Interest expense                             (3.5)           (4.5)
                                                     -----           -----
                  Other income (expense)              (2.9)           (4.5)

         Income before provision for income taxes      8.2             3.3

         Income tax provision (benefit)                2.8            (4.0)
                                                     -----           -----
         Net income                                    5.4             7.3
                                                     =====           =====

FISCAL YEARS 1996 AND 1995

         Net Sales. Net sales increased 122% to $22,613,635 in fiscal 1996 from $10,186,136 in fiscal 1995. This increase was primarily attributable to the acceptance of the Geopaper program. The Geopaper program experienced a sales increase of 605% in fiscal 1996 to $14,800,000 compared to $2,100,000 for fiscal 1995. Geopaper sales increases were specifically due to shipments of Geopaper products to all Office Depot Inc. and OfficeMax stores in North America, as well as shipments of Geopaper products to 248 Wal-Mart stores in March 1996.

         Signage and lettering sales for fiscal 1996 decreased 4% to $7,800,000 from $8,100,000 in fiscal 1995. The majority of the decline in signage and lettering sales was due to the Company discontinuing the sale of science fair presentation boards. In prior years, the Company had purchased presentation boards and bundled them with Geographics stick-on lettering products. In fiscal 1996, the Company continued to supply the lettering products, while the Company's customers began purchasing the presentation boards directly from the manufacturer. After adjusting sales for presentation boards, fiscal 1996 lettering and signage sales were slightly ahead of fiscal 1995 sales.

         The sales mix of Geopaper products increased to 65% of sales in fiscal 1996 from 21% of sales in fiscal 1995, while lettering and signage sales decreased to 35% of sales from 79% of sales for the same periods. It is the opinion of management that sales of signage and lettering products will remain flat or possibly decline in the future as the computerization of homes and offices will allow the efficient production of lettering and signage products by current end-users. Conversely, the increasing number of computers will increase the number of potential end users of Geopaper products that are specifically designed for use with computer technology.

         Gross Margin. Cost of sales includes product manufacturing costs, occupancy and delivery costs. Gross profit as a percentage of sales decreased to 37.2% in fiscal 1996, from 42.3% in fiscal 1995. The decrease in the gross margin is the result of primarily two factors; (1) The change in sales mix to products with lower gross margins. (Geopaper represented 65% of sales while lettering and signage represented 35% of sales in 1996, compared to 21% and 79% of sales in 1995 respectively), and (2) Manufacturing and labor inefficiencies resulting from rapid growth (the Company experienced 122% sales growth in fiscal
1996).

         Other factors affecting the gross margin include:

                  (a) Raw Material cost increases/decreases. During fiscal 1996, the cost of the Company's raw materials for Geopaper (commodity large sheet plain paper) was extremely volatile in price. The raw material price changes during the year resulted in higher overall raw paper costs and higher production costs. The effect of the paper price increases on finished goods is somewhat limited as packaging and labor costs constitute the largest portions of the cost of finished Geopaper products.

                  (b) Selling price increases/decreases. During fiscal year 1996 the Company was able to pass the higher costs of raw paper on to its customers in the form of increased selling prices. Management cannot provide assurance that increases can be passed on in the future, nor can management provide assurances that decreases in raw materials will result in decreased selling prices.

                  (c) Expansion strategies. Expansion into Europe and other markets will result in opportunities and risks that will affect gross margins. Each market has differing competition, pricing levels and raw material costs. The Company intends to produce most of its products at its Blaine, WA. facility and may be at an advantage or disadvantage in various markets as a result. The Company strategy of exporting product to foreign markets demonstrates it's belief that it is more cost efficient to ship product than to manage separate manufacturing facilities in multiple countries.

                  (d) Selling strategies. The Company's approach to competition, pricing strategies, product marketing, changes in packaging, and changes in product design may all have effects on the selling price and cost to produce the Company's products, all of which affect the gross margin. Management cannot provide assurances that decisions made by management related to the above items will result in favorable changes in gross margin.

                  (e) Facilities and equipment. During 1996, the Company noted logistical inefficiencies related to the layout of the Blaine facilitiy. Management anticipates the March 1996 completion of the Blaine facilities expansion should reduce or eliminate a number of logistical cost variances. The addition of more efficient printing and enhanced packaging equipment during fiscal 1996 and 1997 should also result in positive margin improvements as superior production lines are completed.

         Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses declined as a percentage of sales to 25.4% of sales in fiscal 1996 from 28.2% of sales in fiscal 1996. The decline is primarily due to the spreading of SG&A expenses over significantly higher sales volumes resulting from the success of the Geopaper programs.

         Amortization of goodwill. Goodwill amortization declined to 0.7% of sales from 6.3% of sales for fiscal years 1996 and 1995 respectively. The decline was due in part to sales volumes, however, the decrease was largely due to the completion of the amortization of the goodwill related to the 1993 purchase of the lettering division of E-Z Industries. Fiscal 1996 included three months of amortization compared to twelve months of amortization during fiscal1995.

         Income from operations. Income from operations increased to 11.1% of sales during fiscal 1996, an increase from 7.8% of sales in fiscal year 1995. The improvement in income from operations was due to the reductions in SG&A and goodwill amortization expenses as a percentage of sales, which more than offset the decreased gross margin percentage.

         Other income. Other income was 0.6% of sales in fiscal 1996, compared to 0.0% of sales during fiscal 1995. This category includes items such as management fees, foreign exchange gains, gains on disposition of fixed assets, and other miscellaneous items. Management does not anticipate a reoccurrence of this income in fiscal 1997.

         Interest expense. Interest expense increased significantly to $787,848 during fiscal year 1996, compared to $457,499 for fiscal 1995. However, as a percentage of sales, interest expense declined in fiscal 1996 to 3.5% of sales compared to 4.5% for fiscal 1995. The acquisition of equipment used in the manufacture of Geopaper, in addition to higher bank debt related to facilities expansion and working capital requirements resulted in higher interest costs during fiscal 1996. The higher interest costs spread over a significantly higher sales volume in 1996 resulted in a decline in interest costs as a percentage of sales.

         Income before provision for income taxes. Income before provision for income taxes improved to 8.2% of sales in fiscal 1996 compared to 3.3% of sales in fiscal 1995. The improvement was due to the higher profitability in income from operations noted above and the lower interest costs as a percentage of sales previously discussed. In general, income before provision for income taxes improved due to economies of scale resulting from increased sales volumes.

         Income tax provision (benefit). The income tax provision in fiscal year 1996 was 2.8% of sales, compared to a benefit of 4.0% of sales in fiscal 1995. A tax benefit was recognized in fiscal 1995 as management determined that future operating and taxable income will more likely than not be sufficient to fully recognize all deferred tax assets existing at March 31, 1995. As a result, the carrying value of the net deferred tax asset was increased and recognized as a current (1995) period income tax benefit. This benefit was non-reoccurring in nature and had no effect on fiscal 1996 results.

         Net income. Net Income of $1,232,024 in fiscal 1996, or 5.4% of sales compares to net income of $747,742 in fiscal 1995, or 7.3% of sales. Net income as a percentage of sales declined primarily due to the non-reoccurring tax benefit discussed previously in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations in general, and its Geopaper manufacturing operations in particular, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its production and distribution activities, it expects to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital loans or from additional debt or equity financings from outside sources. There is no assurance that the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

         On July 14, 1995, the Company's Bank replaced the existing $5,000,000 revolving line of credit with an interest rate of prime plus .5%, with a $6,000,000 revolving credit agreement with an interest rate of prime plus .5%.

         On September 15, 1995, officers and directors converted debentures in an aggregate face amount of $200,000 into 219,178 common shares.

         On September 26, 1995, the Company issued $996,000 of convertible debentures payable to officers and directors. The debentures were convertible at the holders option into common shares of the Company at Cdn. $4.45 per share, to a maximum 274,233 common shares. On December 22, 1995, these debentures were converted into 273,233 common shares, and are no longer outstanding.

         On October 23, 1995, the Company's Bank replaced the existing $6,000,000 revolving line of credit with an interest rate of prime plus .5%, with a $7,000,000 revolving credit agreement with an interest rate of prime plus
 .25%.

         Between June 1995 and November 1995, the remaining holders of the 8% convertible subordinated debentures converted the remaining $990,000 of outstanding debentures into 894,960 shares of common stock.

         On December 7, 1995, the Company's Bank modified the interest rate on two existing term real estate loans. The floating interest rate on two loans totaling $862,607 was fixed at a rate 8.825% per annum. Two real estate loan commitments totaling $605,000 with interest rates at prime plus 1.0% were also converted to a fixed rate of 8.825% per annum.

         On January 23, 1996, the Company completed a private placement of 500,000 common shares to officers and directors at a price of Cdn. $5.75. Total cash received, net of issuance costs, totaled $1,906,100.

         On February 13, 1996, the Company's Bank replaced the existing $7,000,000 revolving line of credit with an interest rate of prime plus .25%, with a $12,000,000 revolving credit agreement with interest at the prime rate.

         In addition to bank borrowing, debt conversions and equity placements, the Company received $841,154 upon the exercise of stock options and warrants exercised during fiscal year, resulting in the issuance of 768,000 shares of common stock.

         At March 31, 1996 certain officers and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%.

         Subsequent to year end, the Company received $6,500,000 before expenses as the result of a private placement of 1,268,293 units at a price of $5.125 per unit. Each unit is composed of one share of stock and one warrant to purchase a share of stock at $6.50 per share. The proceeds were used to pay down the revolving credit line balances.

         Net cash flows from operating activities. The Company experienced negative operating cash flows during fiscal year 1996 and 1995 ($4,875,345 for fiscal 1996 and $379,162 for fiscal 1995). Contributing to the negative cash flow from operations was the increase in trade receivable and related party trade receivables balances. Total trade receivables for fiscal 1996 increased 113% to $5,873,578 compared to $2,751,299 for fiscal 1995. The increase in receivables of 113% at year end fiscal 1996 over fiscal 1995 year end balances is consistent with the 122% increase in sales the Company experienced during 1996.

         Inventory increased to $9,139,273 at year end fiscal 1996 compared to $2,901,155 for fiscal year end 1995, an increase of 215%. The 215% increase in inventory is due in part to the following factors:

         (a) Building of inventory in anticipation of higher sales levels in fiscal 1997 in keeping with management's philosophy that the building of inventory is preferable and less expensive than losing customers due to product shortages during growth periods.

         (b) The Company built Geopaper inventory for distribution in the European market, which requires a paper size which is slightly narrower and longer than the North American standard. The result necessitated a duplication of inventory stock for two paper sizes. In addition, Geographics (Europe) Limited was building inventory levels at March 31, 1996 in preparation of initial European orders beginning in April 1996.

         (c) The Company has a continuing Geopaper design development program, consequently new product designs are printed and stored in inventory pending initial releases to customers.

Despite the Company's rapid growth, management anticipates improved accounts receivable and inventory management due to recent managerial additions focusing on these critical working capital areas. Improved accounts receivable collection procedures and increased staffing are expected to minimize future increases in accounts receivable. New information systems, new warehouse facilities, improved inventory organization and the addition of key purchasing and inventory staff should improve efficiencies in inventory management and allow for additional sales growth without corresponding inventory increases.

         Net cash flows from financing activities. For the fiscal year ended March 31, 1996, the Company received a net $8,555,704 from various financing sources, compared to $1,697,768 for the prior fiscal year. For the year ended March 31, 1996, the Company increased current line of credit borrowings by $3,139,463, compared to $990,427 for the year ended March 31, 1995. Proceeds from long-term debt borrowings for fiscal year 1996, were $1,003,029, compared to $765,125 in fiscal 1995. Repayments of long-term debt in fiscal 1996 were $467,986 compared to $232,685 in fiscal 1995. The Company received $2,452,573 from officers and directors in the form of notes during fiscal 1996, while $22,746 was received from officers and directors in fiscal year 1995. Repayments of notes payable to officers and directors were $398,629 in fiscal 1996 compared to $134,888 in fiscal 1995. In addition the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $2,827,254 in fiscal 1996, compared to $287,043 in fiscal year 1995. The proceeds received from the above debt and equity financings were primarily utilized to finance working capital requirements, facilities expansion and equipment acquisitions related to the success of the Geopaper program.

         Net cash flows from investing activities. The Company experienced a net negative cash flow from investing activities for fiscal 1996, of $3,645,679, compared to a negative cash flow from investing activities of $1,303,258 for fiscal 1995. The Company made significant investments to increase its Geopaper production capacity by acquiring printing presses, paper cutting equipment, packaging equipment, computers, trucks and warehouse racking. The Company anticipates that it will continue to invest in Geopaper production equipment in fiscal 1997. On January 23, 1996, the Company placed an order for a printing press. The cost is approximately $1,200,000, which is expected to be delivered during the second quarter of fiscal 1997. The Company has commitment from a financial institution to provide capital lease financing for this equipment.

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements and supplementary data are included under Item 13(a) (1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

         NAME                       AGE     POSITION

         Ronald S. Deans            63      Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer
         Mark G. Deans              31      Director, Executive Vice
                                            President-Marketing
         R. Scott Deans             34      Director, Executive Vice
                                            President-Operations
         Fidel Garcia Carrancedo    63      Director
         Moises Cosio               65      Director
         Alan D. Tuck Jr.           53      Director
         Robert S. Parker           50      Director
         Luis Alberto Morato        36      Director
         Terry A. Fife              38      Vice President-Finance, Chief
                                            Financial Officer and Secretary

         RONALD S. DEANS, Chairman/Chief Executive Officer/President, is a founder of the Company. He has served as an officer and director of the Company from its inception in 1973. Mr. Deans has over thirty years experience in the graphics arts and office products retailing industry. Prior to founding the Company , he had served as Sales Manager for Letraset Canada Ltd. Mr. Deans is responsible for strategic planning and business development.

         MARK G. DEANS, Director/Executive Vice President - Marketing, joined the Company in May 1985 working in the marketing department. Mr. Deans was promoted to Vice President-Marketing in April 1990, and was promoted to Executive Vice President-Marketing in September 1995. Ronald S. Deans is the father of Mark G, Deans. Mr. Deans is responsible for the development of new products, sales and marketing programs including relationships with major customers.

         R. SCOTT DEANS, Director/Executive Vice President - Operations, joined the Company in February 1985 working in the marketing and operations departments. Mr. Deans was promoted to Vice President-Operations in January 1990, and promoted to Executive Vice President-Operations in September 1995. Ronald S. Deans is the father of R. Scott Deans. Mr. Deans is responsible for all manufacturing operations of the Company.

         FIDEL GARCIA CARRANCEDO, Director - Mr.Carrancedo has served as Director General of Alimentos, S.A. de C.V., a food products manufacturer and distributor in Mexico since August 1972. Mr. Carrancedo has served on the board of directors since August of 1989.

         MOISES COSIO, Director - Mr. Cosio is an international financier residing in Mexico. Mr. Cosio has been appointed to various boards including Telefonos de Mexico and has investment interests in Grupo Carso, InverMexico, Mexican subsidiaries of Kimberly-Clark and John Deere. He also owns luxury hotels in Ixtapa, Acapulco and Mexico City. He has served on the Company's board since January 1995.

         ALAN D. TUCK JR., Director - Mr. Tuck is President of Greenway Pump Inc. and has served in that capacity since March 1992. Mr. Tuck is also an inventor and holder of several U.S. patents. Prior to March 1992 Mr. Tuck worked in several capacities including a law firm and a pump and engineering firm. Mr. Tuck is a graduate of the United States Air Force Academy and former U.S. Air Force Officer and a receiptant of a Juris Doctor Degree from the University of California School of Law. Mr. Tuck has served on the board of directors of the Company since August 1995.

         ROBERT S. PARKER, Director- Mr. Parker was appointed to the Board of Directors in April 1996. Mr. Parker has served as President of Sanford Corporation, a manufacturer of writing instruments and office supplies since December 1990. Sanford Corporation is a subsidiary of Newell Co.

         LUIS ALBERTO MORATO, Director- Mr. Morato is a resident of Mexico, and a civil engineering consultant with a degree in civil engineering from the Universidad Ibero Americana. Prior to becoming a consultant, Mr. Morato was a budget manager with Bytsa De C.V. from June 1982 until March 1993. Mr. Morato is the son-in-law of Geographics director, Fidel Garcia Carrancedo. Mr. Morato has been a director of the Company since October 1995.

         TERRY A. FIFE, Vice President - Finance/Chief Financial Officer/Secretary, joined the Company in October 1994. From May 1991 to October 1994, Mr. Fife served as Manager of Finance & Administration at Alf Christianson Seed Co. Prior to joining Alf Christianson, Mr. Fife served as Vice President - Finance & Administration at Dealer Information Systems Corporation. He also has worked for the Seattle office of the Certified Public Accounting firm of KPMG Peat Marwick. Mr. Fife is responsible for all accounting and finance functions of the Company.

ITEM 10.          EXECUTIVE COMPENSATION

         CASH COMPENSATION

                  Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended March 31, 1996 aggregated to $696,781. Set forth below is a summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries, except for Mr. Ronald S, Deans, Mr. Mark G, Deans and Mr. R. Scott Deans, received total salary and bonus which exceeded $100,000 during the periods reflected.

                  The Company compensates outside directors at the rate of $500 per month plus $750 for each Board of Directors meeting attended. Directors employed by the Company receive no pay in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of Board of Directors meetings.



                           SUMMARY COMPENSATION TABLE

NAME AND                                                     RESTRICTED              OTHER
PRINCIPAL                                     OTHER ANNUAL     STOCK    OPTIONS/     LTIP         ALL
POSITION           PERIOD   SALARY    BONUS   COMPENSATION    AWARD(S)   SARS(#)    PAYOUTS  COMPENSATION
- - - -----------        ------   ------    -----   ------------   ---------- --------    -------  ------------
Ronald S. Deans     1996   $234,000  $87,629        0             0      30,000        0       $321,629
Chairman,           1995    181,666        0        0             0           0        0        181,666
President & CEO     1994    180,000        0        0             0      20,000        0        180,000

Mark G. Deans       1996   $111,694  $28,184        0             0      32,000        0        139,878
Director            1995     79,243        0        0             0      30,000        0         79,243
Executive Vice      1994     75,000        0        0             0      14,000        0         75,000
President-Marketing

R. Scott Deans      1996   $111,694  $28,184        0             0      32,000        0        139,878
Director            1995     79,243        0        0             0      30,000        0         79,243
Executive Vice      1994     75,000        0        0             0      14,000        0         75,000
President-Operations

Terry A. Fife       1996   $ 86,914  $ 8,482        0             0           0        0         95,396
Secretary           1995     31,911*       0        0             0      54,000        0         31,911
Vice President-     1994       -           -        -             -        -           -            -
Finance & CFO


* Mr. Fife was hired in October 1994.

EMPLOYMENT AGREEMENTS

         The Company has no written employment agreements with any of its officers or directors as of March 31, 1996.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
                                              TOTAL
                                          OPTIONS/SARS
                     PERCENT OF NUMBER      GRANTED TO          EXERCISE OR                EXPIRATION
                OF SECURITIES UNDERLYING    EMPLOYEES          BASE PRICE                    DATE
NAME            OPTIONS/SARS GRANTED (#)  IN FISCAL YEAR         ($/SH)
- - - ----            ------------------------  --------------     --------------      -------------------------------
Ronald S. Deans          6.0%                30,000             Cdn $2.30               August 18, 2000
Mark G. Deans            6.5%                32,000          Cdn $2.00-4.15      April 25, 2000-October 10, 2000
R. Scott Deans           6.5%                32,000          Cdn $2.00-4.15      April 25, 2000-October 10, 2000

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                      NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                         OPTIONS/SARS AT        IN-THE-MONEY OPTION/
                                                                           FY-END (#)              SARS AT FY-END
                           SHARES ACQUIRED         VALUE                  EXERCISABLE/              EXERCISABLE/
NAME                       ON EXERCISE (#)        REALIZED                UNEXERCISABLE            UNEXERCISABLE
- - - ----                       ---------------        --------             --------------------      -------------------
Ronald S. Deans                90,000             $373,543                   0/30,000                $0/92,347
Mark G. Deans                  86,000             $353,253                   0/20,000                $0/34,671
R. Scott Deans                 86,000             $353,253                   0/20,000                $0/34,671
Terry A. Fife                  54,000             $207,127                          0                        0

As of March 31, 1996, the Company had reserved 220,000 shares of common stock for issuance to key employees, officers and directors. Options to purchase the Company's common stock are granted at a price equal to the market price of the stock at the date of grant, and are exercisable upon issuance and regulatory approval. All options expire no more than five years after the date of grant. Option prices per share are expressed in Canadian dollars.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth Common Stock ownership as of June 14, 1996 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 1555 Odell Road, Blaine, Washington 98231. Information with respect to the percent of class is based on 9,376,877 shares of the Company's Common Stock issued and outstanding as of June 14, 1996.

                                          SHARES                 PERCENT
   NAME                            BENEFICIALLY OWNED(1)        OF CLASS
   ----                            ---------------------        --------
Ronald S. Deans (2)                      697,395                  7.4%
Mark G. Deans (3)                        442,279                  4.7%
R. Scott Deans (4)                       444,518                  4.7%
Fidel Garcia Carrancedo (5)            1,426,968                 15.2%
Moises Cosio (6)                         169,600                  1.8%
Alan D. Tuck Jr. (7)                     140,756                  1.5%
Robert Parker (8)                         30,000                   .3%
Luis Alberto Morato (9)                   20,000                   .2%
Terry A. Fife (10)                        57,589                   .6%

All Officers and Directors
  as a Group (9 persons)               3,429,105                  36.0%

(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2) Mr. Ronald Deans is Chairman of the Board, President, Chief Executive Officer. Includes 43,000 shares in the name of his wife Ann Deans and 28,775 shares held by the Geographics, Inc. 401(k) Plan which Mr. Deans has voting control. The beneficially owned shares for Mr. Deans also includes 30,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $2.30 Cdn. and expire August 18, 2000.

(3) Mr. Mark Deans is a Director and Executive Vice President - Marketing of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(4) Mr. Scott Deans is a Director and Executive Vice President - Marketing of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(5) Mr. Carrancedo is a Director of the Company. Includes 30,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Carrancedo. His options are exercisable at $2.30 Cdn. and expire August 18, 2000.

(6)  Mr. Cosio is a Director of the Company.

(7) Mr. Tuck is a Director of the Company. Includes 30,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Tuck. His options are exercisable at $2.30 Cdn. and expire August 18, 2000.

(8)  Mr. Parker is a Director of the Company.

(9) Mr. Morato is a Director of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Morato. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(10) Mr. Fife is a Vice President - Finance, Chief Financial Officer and Secretary of the Company. Includes 2,089 shares owned by the Geographics, Inc. 401(k) Plan which Mr. Fife has voting control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DEBT AND EQUITY INSTRUMENTS ISSUED TO OFFICERS/DIRECTORS

                  During the fiscal year the Company concluded several transactions involving officers and directors of the Company. These transactions included the issuance of convertible debentures, the conversion of debentures into common shares and private placement of common shares. These transactions are as follow:

         (degree) On September 15, 1995, officers and directors converted debentures in an aggregate face amount of $200,000 into 219,178 common shares. The debentures were convertible at the holder's option into common shares of the Company at Cdn. $1.25 per share, to a maximum of 219,178 common shares. There is no remaining balance of these debentures outstanding at March 31, 1996.

         (degree) On September 26, 1995, the Company issued $996,000 of convertible debentures payable to officers and directors. The debentures were convertible at the holders option into common shares of the Company at Cdn. $4.45 per share, to a maximum 274,233 common shares. On December 22, 1995, these debentures were converted into 273,233 common shares, and are no longer outstanding.

         (degree) On January 23, 1996, the Company completed a private placement of 500,000 common shares to officers and directors at a price of Cdn. $5.75. Total cash received of US$2,117,092, proceeds net of issuance costs, totaled US$1,906,100.

         (degree) At March 31, 1996 certain officers and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%.

         (degree) Total interest costs associated with these notes and debentures was approximately $60,000 during the years ended March 31, 1996 and 1995.

         MARTIN DISTRIBUTION

                  Martin Distribution Inc. ("Martin") has acted as national distributor of the Company's products in Canada since September 1990. Martin imports the Company's products into Canada, facilitates customs clearing and distributes the Company's products to customers in Canada. All sales of the Company's products within Canada are sold through Martin. Sales to Martin amounted to $2,854,935 and $1,056,750 during the years ended March 31, 1996 and 1995, respectively. Trade receivables due from Martin amounted to $899,422 and $338,875 at March 31, 1996 and 1995, respectively.

                  Martin sold product valued at $118,659 and $261,765 during the years ended March 31, 1996 and 1995, respectively to International Geographics of Ontario ("IGO"). IGO is a partnership which is 70% owned by the Company and 30% owned by a marketing agent of the Company. IGO was dissolved during fiscal 1996, and its functions will be assumed by Geographics Marketing Canada Inc.

                  Martin is owned by the estate of Martin Carrancedo, a former director of the Company. Mark G. Deans, a director and officer of the Company, serves as a director of Martin Distribution Inc. Fidel Garcia Carrancedo, a current director, is the brother of the late Martin Carrancedo. There is no relationship, however, between Fidel Garcia Carrancedo and Martin Distribution Inc. Effective April 1, 1996 the Company will replace Martin as it's Canadian national distributor with Geographics Marketing Canada Inc., a wholly owned subsidiary of the Company. The Company does not expect the substitution of Geographics Marketing Canada Inc. for Martin to have any material affect on sales or profits.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)(1) and (2)   Financial Statements and Schedules

         The financial statements listed on the index to financial statements incorporated in this Form 10-KSB.

         (b)      Reports on Form 8-K

         No reports were filed by the Company on Form 8-K during the fiscal year ended March 31, 1996.

         (c)      Exhibits

         The following Exhibits are incorporated by reference or included in this report:

NUMBER            DESCRIPTION OF DOCUMENT
- - - ------            -----------------------
3.1               Restated Articles of Incorporation (1)
3.2               Restated Bylaws (1)
3.3               Geographics Marketing Canada Inc. - Articles of Incorporation.
                  (2)
3.4               Geographics (Europe) Limited - Articles of Association (2)
4.1               Directors Resolution and Private Placement Subscription
                  Agreements for $1,000,000 Convertible Debentures dated June
                  23, 1993. (1)
10.1              Agreements whereby the Company acquired the assets of the
                  letter division of E.Z. Industries Inc., dated July 2, 1993.
                  (1)
10.2              Lease - 4030 Iron Gate (2)
10.3              Lease - Unit 4 Iceni Court (2)
10.4              Loan Documents (2)
21.1              List of the Company's subsidiaries (2)
27.1              Financial Data Schedule (2)

(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10 as amended, as filed with the Securities and Exchange Commission effective date November 11, 1995.

(2) Filed herewith Annual Report on Form 10-KSB for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of June 1996.

                                        GEOGRAPHICS, INC.

                                        By: /s/ Ronald S. Deans
                                            Ronald  S. Deans, Chairman
                                            of the Board, President and
                                            Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

SIGNATURE
- - - ---------
                                  Chairman of the Board,
/s/ Ronald S. Deans               President and Chief
- - - ------------------------------    Executive Officer                June 28, 1996
Ronald S. Deans

                                  Director, Executive
/s/ Mark G. Deans                 Vice President-Marketing          June 28,1996
- - - ------------------------------
Mark G. Deans


/s/ R. Scott Deans                 Director, Executive
- - - ------------------------------     Vice President-Marketing         June 28,1996
R. Scott Deans


/s/ Fidel Garcia Carrancedo
- - - ------------------------------     Director                        June 28, 1996
Fidel Garcia Carrancedo


/s/ Alan D. Tuck Jr.               Director                        June 28, 1996
- - - ------------------------------
Alan D. Tuck Jr.


/s/ Robert S. Parker
- - - -------------------------------    Director                        June 28, 1996
Robert S. Parker

                                   Vice President-Finance
/s/ Terry A. Fife                  Chief Financial Officer
- - - -------------------------------    and Secretary                   June 28, 1996
Terry A. Fife

                               GEOGRAPHICS, INC.
                               TABLE OF CONTENTS
                            March 31, 1996 and 1995
                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITOR'S REPORT..........................................       1

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet...................................................       2

      Statement of Income.............................................       3

      Statement of Stockholders' Equity...............................       4

      Statement of Cash Flows.........................................       5

      Notes ot Financial Statements...................................    6-14

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Geographics, Inc.

We have audited the accompanying consolidated balance sheets of Geographics, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geographics, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Bellingham, Washington
May 31, 1996

                                GEOGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             March 31, 1996 and 1995

                                     ASSETS
                                                                                           1996           1995
                                                                                      -------------  --------------
CURRENT ASSETS
   Cash                                                                               $      50,028  $       15,348
   Accounts Receivable
      Trade receivables, net of allowance for doubtful accounts
        of $146,926 in 1996 and $115,000 in 1995                                          4,974,156       2,412,324
      Related party receivables                                                             899,422         338,975
      Other receivables                                                                      62,572          59,215
   Inventory                                                                              9,139,273       2,901,155
   Deferred income taxes                                                                    970,000          69,000
   Prepaid expenses and equipment deposits                                                  793,409         331,803
                                                                                      -------------  --------------
        Total current assets                                                             16,888,860       6,127,820
PROPERTY, PLANT AND EQUIPMENT, net                                                        7,286,694       3,792,192
DEFERRED INCOME TAXES                                                                       192,000         460,000
INVESTMENTS IN PARTNERSHIPS                                                                 (34,484)        (91,270)
OTHER ASSETS                                                                                404,971         166,163
GOODWILL, net                                                                                 -             159,768
                                                                                      -------------  --------------
TOTAL ASSETS                                                                          $  24,738,041  $   10,614,673
                                                                                      =============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to bank                                                               $   5,322,939  $    2,183,476
   Accounts payable                                                                       2,634,598       1,318,601
   Accrued liabilities                                                                    1,033,905         409,149
   Income tax payable                                                                       145,278           8,633
   Notes payable to officers and directors                                                1,264,711           -
   Current portion of long-term debt                                                        656,398         371,525
                                                                                      -------------  --------------
        Total current liabilities                                                        11,057,829       4,291,384
LONG-TERM DEBT                                                                            3,690,360       3,319,948
DEBENTURES AND NOTES PAYABLE TO OFFICERS AND DIRECTORS                                        -             200,000
                                                                                      -------------  --------------
        Total liabilities                                                                14,748,189       7,811,332
                                                                                      -------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock - 10,000,000 authorized, 8,004,584 and 5,176,213
      issued and outstanding in 1996 and 1995, respectively                               9,620,068       3,665,581
   Retained earnings (accumulated deficit)                                                  369,784        (862,240)
                                                                                      -------------  --------------
        Total stockholders' equity                                                        9,989,852       2,803,341
                                                                                      -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  24,738,041  $   10,614,673
                                                                                      =============  ==============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                       Years Ended March 31, 1996 and 1995


                                                                                           1996           1995
                                                                                      -------------  --------------
SALES
   Retail sales                                                                       $  19,758,700  $    9,129,886
   Related party sales                                                                    2,854,935       1,056,250
                                                                                      -------------  --------------
      Total sales                                                                        22,613,635      10,186,136
COST OF SALES                                                                            14,194,505       5,881,649
                                                                                      -------------  --------------
      Gross margin                                                                        8,419,130       4,304,487
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              5,734,901       2,873,476
AMORTIZATION OF GOODWILL                                                                    159,768         639,067
                                                                                      -------------  --------------
      Income from operations                                                              2,524,461         791,944
                                                                                      -------------  --------------
OTHER INCOME (EXPENSE)
   Other income                                                                             130,090           1,930
   Interest expense                                                                        (787,848)       (457,499)
                                                                                      -------------  --------------
      Total other income (expense)                                                         (657,758)       (455,569)
                                                                                      -------------  --------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                  1,866,703         336,375
INCOME TAX PROVISION (BENEFIT)                                                              634,679        (411,367)
                                                                                      -------------  --------------
NET INCOME                                                                            $   1,232,024  $      747,742
                                                                                      =============  ==============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
   Primary                                                                                $    .19        $   .16
                                                                                          ========        =======
   Assuming full dilution                                                                 $    .18        $   .14
                                                                                          ========        =======

SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARE
   Primary                                                                                6,606,499       4,549,101
                                                                                      =============  ==============

   Assuming full dilution                                                                 7,204,220       5,816,260
                                                                                      =============  ==============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GEOGRAPHICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years Ended March 31, 1996 and 1995


                                                            COMMON STOCK              RETAINED
                                                   -----------------------------      EARNINGS
                                                       SHARES         AMOUNT          (DEFICIT)         TOTAL
                                                   -------------  --------------  --------------   --------------
BALANCE, March 31, 1994                                4,515,729  $    3,081,496  $   (1,609,982)  $    1,471,514

Notes payable and debentures converted
to common stock                                          334,762         297,042           -              297,042

Common shares issued for cash
on exercise of warrants                                  325,722         287,043           -              287,043

Net income                                                 -               -             747,742          747,742
                                                   -------------  --------------  --------------   --------------

BALANCE, March 31, 1995                                5,176,213       3,665,581        (862,240)       2,803,341

Proceeds from issuance of common stock                   520,000       1,986,100           -            1,986,100

Notes payable, debentures and other liabilities
converted to common stock                              1,540,371       2,169,233           -            2,169,233

Common stock issued for cash on
exercise of stock options and warrants,
including income tax benefit                             768,000       1,799,154           -            1,799,154

Net income                                                 -               -           1,232,024        1,232,024
                                                   -------------  --------------  --------------   --------------

BALANCE, March 31, 1996                                8,004,584  $    9,620,068  $      369,784   $    9,989,852
                                                   =============  ==============  ==============   ==============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Years Ended March 31, 1996 and 1995

                           Increase (Decrease) in Cash

                                                                                           1996           1995
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $   1,232,024  $      747,742
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
   Depreciation and amortization                                                          1,124,999       1,295,262
   Deferred income taxes                                                                    125,000        (529,000)
   Loss on sale of property and equipment                                                       594          13,468
CHANGES IN NONCASH OPERATING ASSETS AND LIABILITIES
   Trade receivables                                                                     (2,561,832)     (1,471,823)
   Related party receivables                                                               (560,447)       (338,975)
   Other receivables                                                                         (3,357)        (19,504)
   Inventory                                                                             (6,238,118)     (1,059,674)
   Prepaid expenses and deposits                                                           (461,606)       (210,110)
   Accounts payable                                                                       1,315,997       1,074,647
   Accrued liabilities                                                                      814,756         (48,828)
   Income tax payable                                                                       336,645         167,633
                                                                                      -------------  --------------
      Net cash flows from operating activities                                           (4,875,345)       (379,162)
                                                                                      -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on note payable to bank                                                 3,139,463         990,427
   Proceeds from long-term debt borrowings                                                1,003,029         765,125
   Repayment of long-term debt                                                             (467,986)       (232,685)
   Proceeds from notes payable to officers and directors                                  2,452,573          22,746
   Repayments of notes payable to officers and directors                                   (398,629)       (134,888)
   Proceeds from issuance of common stock                                                 2,827,254         287,043
                                                                                      -------------  --------------
      Net cash flows from financing activities                                            8,555,704       1,697,768
                                                                                      -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                                                       (3,296,165)     (1,463,768)
   Proceeds from sale of equipment                                                           16,741          30,000
   Net advances from (repayments to) partnerships                                           (56,786)        250,422
   Increase in other assets                                                                (309,469)       (119,912)
                                                                                      -------------  --------------
      Net cash flows from investing activities                                           (3,645,679)     (1,303,258)
                                                                                      -------------- --------------
NET CHANGE IN CASH                                                                           34,680          15,348
CASH, beginning of year                                                                      15,348           -
                                                                                      -------------  --------------
CASH, end of year                                                                     $      50,028  $       15,348
                                                                                      =============  ==============

NONCASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock on conversion of notes payable,
   debentures and other liabilities                                                   $   2,169,233  $      297,042
                                                                                      =============  ==============
   Financing obtained directly from sellers in acquisition of equipment               $   1,110,242  $      346,644
                                                                                      =============  ==============
Income tax benefit related to exercise of stock options and warrants                  $     958,000  $        -
                                                                                      =============  ==============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 1 - DESCRIPTION OF OPERATIONS

Geographics, Inc. (the "Company") is a Wyoming corporation with its offices and main manufacturing facilities located in Blaine, Washington. The Company also has warehouse/distribution facilities near London, England, and warehouse/ manufacturing facilities in Bellingham, Washington. The Company is a manufacturer of designer stationeries, value-added papers, lettering, signage and graphic art products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Geographics (Europe) Limited and Geographics Marketing Canada. Significant intercompany transactions have been eliminated in consolidation.

(b) Accounts Receivable - The Company typically offers credit terms to its customers, which generally require payment within sixty days. Management considers all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. Accounts receivable are not collateralized.

(c) Inventory - Inventory is valued at the lower of cost on a first-in-, first-out (FIFO) basis or market.

(d) Property and Equipment - Property and equipment is stated at historical cost. Depreciation is provided based on useful lives of five to twenty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation expense was $894,570 and $622,737 during the years ended March 31, 1996 and 1995, respectively.

(e) Goodwill - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill was amortized on a straight-line basis over a period of two years.

(f) Federal Income Taxes - The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities represent the estimated tax effects of future deductible or taxable amounts attributed to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. This method also allows recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized as assets must be reduced by a valuation allowance where it is more likely than not the benefits may not be realized.

(g) Foreign Currency - Transactions denominated in foreign currencies are translated into U.S. dollars using the exchange rate in effect at the time of the transaction. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Translation adjustments are included in operating results of the Company during the year in which the adjustment arises.

(h) Investment in Partnership - The Company accounts for its 70 percent respective partnership interest in International Geographics of Ontario (the "Partnership") using the equity method. The effect of consolidating the accounts of the Partnership would be immaterial to these consolidated financial statements. Advances between the Company and the Partnership for working capital purposes are accounted for as changes to investments in Partnership. The Partnership distributes the Company's products in Canada.

International Geographics of Ontario was dissolved during the current year. The Company is in the process of winding up the affairs of the partnership at March 31, 1996.

(i) Earnings per Common and Common Equivalent Shares - Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Fully diluted earnings per common share equals net earnings plus after-tax interest incurred on

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

convertible debentures divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options, warrants and shares assumed to be issued on conversion of the convertible debentures. Fully diluted earnings per common share includes $44,712 and $66,792 in after-tax interest on convertible debentures during the years ended March 31, 1996 and 1995, respectively.

(j) Capital Stock - The Company follows the practice of recording amounts received upon the exercise of stock options and warrants by crediting common stock. No charges are reflected in the consolidated statement of income as result of the grant or exercise of stock options or warrants. The Company realizes an income tax benefit from the exercise of certain stock options and warrants, which results in an increase in common stock and an increase in deferred tax assets, or reduction in income tax payable, depending on the timing of the income tax deduction available to the Company.

(k) Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported earnings or accumulated deficit.

(l) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(m) Advertising Costs - Advertising costs are charged to expense in the period in which they occur. The Company participates with its customers in cooperative advertising programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $867,198 and $271,160 in 1996 and 1995, respectively.

(n) Fair Value of Financial Instruments - Statement of Financial Accounting Standard ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the consolidated balance sheet of the Company for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

The following methods and assumptions were used to estimated fair value:

     /bullet/ The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

     /bullet/ Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short- and long-term debt.

There were no significant differences as of March 31, 1996 and 1995 in the carrying value and fair value of financial instruments.

(o) New Accounting Pronouncements - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from nonemployees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its financial statements for the year ending March 31, 1997, as allowed by SFAS No. 123.

SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years that begin after December 15, 1995. Management estimates that SFAS No. 121 will not have a significant impact on the Company's financial position or results of operations.

NOTE 3 - INVENTORY
                                       1996           1995
                                  -------------  --------------

Raw materials                     $   1,325,837  $      971,281
Work in progress                      3,304,407         873,799
Finished goods                        4,509,029       1,056,075
                                  -------------  --------------
                                  $   9,139,273  $    2,901,155
                                  =============  ==============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
                                                                          NET BOOK VALUE
                                                     ACCUMULATED   -----------------------------
                                         COST       DEPRECIATION        1996           1995
                                    --------------  -------------  -------------  --------------
Land                                $      114,563  $     -        $     114,563  $      114,563
Buildings                                3,446,169        675,678      2,770,491       1,107,831
Machinery and equipment                  4,499,744      2,057,745      2,441,999       1,769,768
Machinery and equipment under
  capital lease                          1,998,853        357,376      1,641,477         741,217
Automobiles                                304,071         89,840        214,231          58,813
Leasehold improvements                      29,166          1,374         27,792          -
Construction in progress                    76,141        -               76,141          -
                                    --------------  -------------  -------------  --------------
                                    $   10,468,707  $   3,182,013  $   7,286,694  $    3,792,192
                                    ==============  =============  =============  ==============

NOTE 5 - FINANCING ARRANGEMENTS
                                                                                            1996           1995
                                                                                      -------------  --------------
Installment notes payable to banks, fixed interest rates ranging from 8.825% to
10% (in 1995 rates ranged from fixed 10% to prime plus 1.25%), payable in
monthly installments through October 2010, secured by real estate.                    $   2,341,057  $    1,490,753

Capital lease obligations collateralized by certain equipment and fixtures.               1,609,424         736,136

Installment notes payable to banks, interest rates ranging from fixed 9.75% to variable rates from prime plus 1% to prime plus 1.5%, payable in monthly
installments through October 2000, collateralized by certain equipment.                     396,277         474,584
                                                                                      -------------  --------------
Balance carried forward                                                               $   4,346,758  $    2,701,473
                                                                                      -------------  --------------

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 5 - FINANCING ARRANGEMENTS (Continued)
                                                 1996           1995
                                              -------------  ------------

Balance brought forward                       $   4,346,758 $   2,701,473

Convertible subordinated debentures,
bearing interest at a fixed rate of 8%
per annum, convertible into common
shares of the Company.                                -            990,000
                                             -------------  --------------
                                                 4,346,758       3,691,473
Less current portion                               656,398         371,525
                                             -------------  --------------
                                             $   3,690,360  $    3,319,948
                                             =============  ==============

The prime rate was 8.25% and 9% at March 31, 1996 and 1995, respectively.

The Company has a revolving credit agreement with a bank for up to $12,000,000, with interest on outstanding advances payable monthly at the bank's prime rate, with any unpaid advances due in full on July 25, 1996. Total outstanding advances under revolving credit agreements were $5,322,939 and $2,183,476 at March 31, 1996 and 1995, respectively.

The revolving credit agreement, installment notes and capital lease obligations are collateralized by substantially all of the assets of the Company. In addition, the revolving credit agreement and certain other financing arrangements require the Company to comply with several debt covenants, the most restrictive of which includes the maintenance of liquidity and coverage ratios.

The convertible subordinated debentures ("debentures") were convertible at the holder's option into common shares of the Company at a conversion rate of 904 common shares per $1,000 principal amount of debenture. At March 31, 1996, all debentures have been converted.

At March 31, 1996, principal payments on long-term debt and capital lease obligations are expected to be as follows:

            1997                                  $     656,398
            1998                                        613,783
            1999                                        620,704
            2000                                        632,582
            2001                                        457,210
         Thereafter                                   1,366,081
                                                  -------------
                                                  $   4,346,758
                                                  =============

Future minimum lease payments under capital leases together with the present value of minimum lease payments as of March 31, 1996 are as follows:

            1997                                         $     467,662
            1998                                               419,708
            1999                                               409,974
            2000                                               409,404
            2001                                               249,693
                                                         -------------
Total minimum lease payments                                 1,956,441
Less amount representing imputed interest                      347,017
                                                         -------------
Present value of minimum lease payments                  $   1,609,424
                                                         =============
                                       9

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 6 - FEDERAL INCOME TAXES

The provision (benefit) for income taxes consists of the following:
                                                    1996           1995
                                               -------------  --------------

    Current provision                          $     509,679  $      117,633
    Deferred provision                               125,000        (529,000)
                                               -------------  --------------
       Total income tax provision (benefit)    $     634,679  $     (411,367)
                                               =============  ==============

The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                    1996           1995
                                               -------------  --------------

    Tax expense at statutory rate              $     635,000  $      114,000
    Other differences, net                              (321)        (64,367)
    Change in valuation allowance
        for deferred tax assets                         -           (461,000)
                                               -------------  --------------
       Total income tax provision (benefit)    $     634,679  $     (411,367)
                                               =============  ==============

The significant components of deferred income tax (benefit) expense for the years ended March 31, 1996 and 1995 are as follows:

                                                                    1996           1995
                                                               -------------  --------------
    Utilization of tax credit carryforward                     $     105,000  $       -
    Depreciation of plant and equipment                               88,000          43,000
    Decrease in charitable contributions carryforward                 31,000           2,000
    Inventory differences                                            (10,000)         43,000
    Other differences, net                                           (20,000)         13,000
    Amortization of goodwill and intangibles                         (31,000)       (175,000)
    Change in allowance for doubtful accounts                        (38,000)          4,000
    Increase in tax credit carryforward                                -            (137,000)
    Utilization net operating loss carryforwards                       -             139,000
    Change in valuation allowance for deferred tax assets              -            (461,000)
                                                               -------------  --------------
       Total deferred income tax expense (benefit)             $     125,000  $     (529,000)
                                                               =============  ==============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

DEFERRED TAX ASSETS
    Income tax benefit related to exercise of stock options and warrants              $     758,000  $       -
    Goodwill and intangible assets, principally due to amortization differences             380,000         349,000
    Inventory, principally due to additional cost inventoried for tax purposes
      and financial statement allowances                                                     59,000          49,000
    Accounts receivable, due to allowance for doubtful accounts                              50,000          12,000
    Alternative minimum tax credit carryforwards                                            104,000         209,000
    Employee benefits, principally due to accruals for financial reporting purposes          21,000           9,000
    Other differences, net                                                                    4,000           3,000
    Charitable contributions carryforward                                                      -             31,000
                                                                                      -------------  --------------
        Net deferred tax assets                                                           1,376,000         662,000
DEFERRED TAX LIABILITIES
    Plant and equipment, principally due to depreciation differences                        214,000         133,000
                                                                                      -------------  --------------
        Net deferred tax assets                                                       $   1,162,000  $      529,000
                                                                                      =============  ==============

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 6 - FEDERAL INCOME TAXES (Continued)

At March 31, 1996 and 1995, the Company's net deferred tax assets are presented as follows:

    Current deferred tax assets           $     970,000  $       69,000
    Long-term deferred tax assets               192,000         460,000
                                          -------------  --------------
                                          $   1,162,000  $      529,000
                                          =============  ==============

The valuation allowance for deferred tax assets as of April 1, 1994 was $461,000. The net change in the total valuation allowance for the twelve months ended March 31, 1995 was a decrease of $461,000. Of this amount, $139,000 resulted from the utilization of net operating losses during the year ended March 31, 1995. An additional $60,000 resulted from realization of tax benefits of temporary differences which reversed during the year ended March 31, 1995. The remaining $262,000 decrease resulted from the Company's reevaluation of the realizability of future income tax benefits expected to be generated through the utilization of its existing deferred tax assets. Based on the Company's current operating income and expectations for the future, management determined that future operating and taxable income will more likely than not be sufficient to fully recognize all deferred tax assets existing at March 31, 1996 and 1995. As a result, the carrying value of the net deferred tax asset was increased by $262,000 at March 31, 1995. This increase was recognized as an income tax benefit during the year ended March 31, 1995.

At March 31, 1996, the Company has alternative minimum tax credit carryforwards of approximately $104,000 which are available to reduce future regular federal income taxes over an indefinite period.

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 15, 1995, officers and directors converted debentures in an aggregate face amount of $200,000 into 219,178 common shares. The debentures were convertible at the holder's option into common shares of the Company at Cdn. $1.25 per share, to a maximum of 219,178 common shares. There is no remaining balance of these debentures outstanding at March 31, 1996.

The Company issued $996,000 of convertible debentures payable to officers and directors on September 26, 1995. The debentures were convertible at the holder's option into common shares of the Company at Cdn. $4.45 per share, to a maximum 274,233 common shares. On December 22, 1995, these debentures were converted into 274,233 common shares, and are no longer outstanding.

At March 31, 1996, certain officers and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%.

Total interest costs associated with these notes and debentures was approximately $60,000 during each of the years ended March 31, 1996 and 1995.

On January 23, 1996, the Company completed a private placement of 500,000 common shares to officers and directors at a price of Cdn. $5.75. Total cash received, net of issuance costs, totaled $1,906,100.

Sales to Martin Distribution, Inc. ("Martin"), a company related through common directorship, amounted to $2,854,935 and $1,056,750 during the years ended March 31, 1996 and 1995, respectively. Trade receivables due from Martin amounted to $899,422 and $338,975 at March 31, 1996 and 1995, respectively.

The Partnership recorded purchases from Martin in the aggregate amount of $118,659 and $261,765 during the years ended March 31, 1996 and 1995, respectively.

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 8 - EMPLOYEE BENEFIT PLANS

As of March 31, 1996, the Company had reserved 220,000 shares of common stock for issuance to key employees, officers and directors. Options to purchase the Company's common stock are granted at a price equal to the market price of the stock at the date of grant, and are exercisable upon issuance and regulatory approval. All options expire no more than five years after the date of grant. Option prices per share are expressed in Canadian dollars.

                                                                     OPTION
                                                    NUMBER OF         PRICE
                                                     SHARES         PER SHARE
                                                  -------------   ------------
Outstanding at March 31, 1994                           451,000   $1.10 - 1.26
Granted                                                 129,000   $1.00 - 1.19
Canceled                                               (128,000)  $1.10 - 1.19
Exercised                                               -
                                                  -------------
Outstanding at March 31, 1995                           452,000   $1.00 - 1.26
Granted                                                 246,000   $2.00 - 4.15
Exercised                                              (478,000)  $1.00 - 2.00
                                                  -------------
Outstanding at March 31, 1996                           220,000   $1.00 - 4.15
                                                  =============

In addition, warrants to purchase 24,000 and 154,000 shares of common stock at prices ranging from Cdn. $1.05 (U.S. $.75) to Cdn. $6.63 (U.S. $4.77) were outstanding as of March 31, 1996 and 1995, respectively. These warrants were granted to key employees of the Company, are exercisable upon issuance and expire on April 15, 1998 and January 23, 1999. The exercise price of the warrants was equal to the market price of the stock at the date the warrants were issued.

On April 1, 1995, the Board of Directors approved a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $20,619 during the year ended March 31, 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between August 1996 and February 2006. In addition to the base lease term, the Company has various renewal option periods. In addition, certain equipment used in the Company's operations is leased under operating leases. A schedule of noncancelable operating lease commitments are as follows:

            1997                              $     154,217
            1998                                    126,589
            1999                                     88,489
            2000                                     35,149
            2001                                     26,434
         Thereafter                                  97,108
                                              -------------
                                              $     527,986
                                              =============

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On January 23, 1996, the Company placed an order for a printing press. The cost of the press is approximately $1,200,000, which is expected to be delivered during the second quarter of fiscal year 1997. The Company has a commitment from a financial institution to provide capital lease financing for this equipment.

There are various claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 10 - SUBSEQUENT EVENTS

On May 1, 1996, the Company completed a private placement of 1,268,293 units at a price of U.S. $5.125 per unit. Total proceeds from this transaction approximated $6,500,000. Each unit included one common share of the Company and a warrant to purchase one additional common share of the Company at U.S. $6.50. The warrants were exercisable upon issuance and regulatory approval, and expire June 1, 1999.

NOTE 11 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

Assets for which the Company has credit risk include trade accounts receivable, which amounted to $5,873,578 and $2,751,299 at March 31, 1996 and 1995,
respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Sales to three major customers approximated 77% and 59% of total sales for the years ended March 31, 1996 and 1995, respectively. Amounts due from three customers approximated 75% and 71% of the total accounts receivable at March 31, 1996 and 1995, respectively.

The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customers, including reductions due to market, economic or competitive conditions in the designer stationary or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

The following table represents approximate sales and trade accounts receivable related to the Geographic regions in which the Company operates.

                                                 1996
                       ---------------------------------------------------------
                         TOTAL      UNITED STATES      CANADA           OTHER
                       --------     -------------    ---------       -----------
Sales                       100              86%            13%               1%
                       ========       =========      =========       ==========
Accounts receivable         100              83%            15%               2%
                       ========       =========      =========       ==========

                                                 1995
                       ---------------------------------------------------------
                         TOTAL      UNITED STATES      CANADA           OTHER
                       --------     -------------    ---------       -----------
Sales                       100              89%            10%               1%
                       ========       =========      =========       ==========
Accounts receivable         100              85%            12%               3%
                       ========       =========      =========       ==========

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995

NOTE 11 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS (Continued)

The Company purchases goods from approximately 700 vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 1996 and 1995. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  1996           1995
                                            -------------  --------------

Cash paid during the year for interest      $     812,416  $      465,377
                                            =============  ==============
Net cash paid (received) during the
   year for income taxes                    $     173,034  $      (50,000)
                                            =============  ==============