Form 10-Q
period 1996-06-30
GEOGRAPHICS INC
filed 1996-08-12
CIK 1000621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 1996
                               ---------------

Commission File Number:  0-26756
                       ---------

                                GEOGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)



     Wyoming                                           87-0305614
- --------------------------------------------------------------------------------
(State or other jurisdiction  of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


               1555 Odell Road, P.O. Box 1750, Blaine,  WA  98231
- --------------------------------------------------------------------------------
              (Address of principal executive office and zip code)


                                 (360) 332-6711
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X       No
          --------       --------

The registrant had 9,382,877 shares of common stock outstanding as of August 9, 1996.

                                GEOGRAPHICS, INC.

                                      INDEX

                                                                      PAGE
                                                                      ----
Part I.   FINANCIAL INFORMATION

     ITEM 1    Financial Statements

               Consolidated Statements of Income
               for the Three Months Ended
               June 30, 1996 and June 30, 1995                        3

               Consolidated Balance Sheets as of
               June 30, 1996 and March 31, 1996                       4

               Consolidated Statements of Cash Flows
               for the Three Months Ended June 30, 1996
               and June 30, 1995                                      5

               Notes to Consolidated Financial Statements             6 - 7

     ITEM 2    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             8 - 10

Part II.     OTHER INFORMATION                                        11-12

SIGNATURE                                                             13

Exhibit 11 - Computation of Earnings per Share                        14

Exhibit 27 - Financial Data Schedule                                  15

                                GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
- ----------------------------------------------------------------------------
                                                   June 30        June 30
                                                    1996           1995
- ----------------------------------------------------------------------------

SALES                                             $6,171,067     $4,935,708

COST OF SALES                                      3,726,301      3,027,556
                                                  ----------     ----------

GROSS MARGIN                                       2,444,766      1,908,152

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                         2,034,005      1,290,738

AMORTIZATION OF GOODWILL                                   0        159,767
                                                  ----------     ----------

INCOME FROM OPERATIONS                               410,761        457,647

OTHER INCOME (EXPENSES)
     Interest Expense                               (190,771)      (163,106)
     Other                                            (3,776)        21,417
                                                  ----------     ----------
                                                    (194,547)      (141,689)
                                                  ----------     ----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                     216,214        315,958

INCOME TAX PROVISION                                  70,037        107,426
                                                  ----------     ----------

NET INCOME                                        $  146,177     $  208,532
                                                  ----------     ----------
                                                  ----------     ----------
EARNINGS PER COMMON
  AND COMMON EQUIVALENT SHARE
     Primary                                           $0.02          $0.04
     Assuming full dilution                            $0.02          $0.03
SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARES:
     Primary                                       8,965,795      5,568,266
     Assuming full dilution                        8,968,244      6,726,993


        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                GEOGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                June 30, 1996   March 31, 1996
                                                 (Unaudited)       (Audited)

                                     ASSETS

Current Assets
Cash                                             $    32,596    $    50,028
Accounts receivable, net                           4,389,313      4,974,156
Related party receivables                                  0        899,422
Other receivables                                    193,584         62,572
Inventories                                       11,910,351      9,139,273
Deposits                                             870,896        597,693
Prepaid expenses                                     707,962         99,204
Deferred income tax                                  979,865        970,000
Other                                                109,577         96,512
                                                 -----------    -----------
     Total current assets                         19,194,144     16,888,860

Property, plant & equipment, net                   8,782,483      7,286,694
Deferred income tax                                  192,000        192,000
Investment in partnerships                           (59,710)       (34,484)
Other assets                                         403,054        404,971
                                                 -----------    -----------
     TOTAL ASSETS                                $28,511,971    $24,738,041
                                                 -----------    -----------
                                                 -----------    -----------


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Cash overdraft                                   $   835,117    $         0
Note payable to bank                                 782,953      5,322,939
Accounts payable                                   2,287,920      2,634,598
Accrued liabilities                                1,390,474      1,033,905
Income tax  payable                                        0        145,278
Notes payable to officers & directors              1,143,039      1,264,711
Current portion of long-term debt                    782,302        656,398
                                                 -----------    -----------
     Total current liabilities                     7,221,805     11,057,829

Long-term debt                                     4,649,362      3,690,360
                                                 -----------    -----------

     Total liabilities                            11,871,167     14,748,189
                                                 -----------    -----------

STOCKHOLDERS' EQUITY
Common stock, without par value; 10,000,000
shares authorized; 9,376,877 and 8,004,584
issued and outstanding on June 30, 1996 and
March 31, 1996, respectively                      16,121,124      9,620,068
Foreign currency translation adjustment                3,719              0
Retained earnings                                    515,961        369,784
                                                 -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                        16,640,804      9,989,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $28,511,971    $24,738,041
                                                 -----------    -----------
                                                 -----------    -----------


        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months     Three Months
                                                    Ended           Ended
                                                June 30, 1996    June 30, 1995
                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   146,177     $  208,532
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
  Depreciation and amortization                      367,638        370,644
  Deferred income tax                                 (9,865)             0
  (Gain) loss on sale of property and equipment        1,085           (119)
  Equity loss  from investments in partnerships            0          4,253
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Cash overdraft                                     835,117              0
  Accounts receivable                                584,843       (886,960)
  Related party receivables                          899,422       (464,024)
  Other receivables                                 (131,012)       (18,136)
  Inventory                                       (2,771,078)    (1,613,702)
  Deposits                                          (273,203)      (157,413)
  Prepaid expenses                                  (608,758)        (6,797)
  Other current assets                               (13,065)       (17,920)
  Accounts payable                                  (346,678)     1,217,990
  Accrued liabilities                                356,569        452,926
  Income tax payable                                (145,278)       (80,074)
                                                 -----------     ----------
    Net cash flows from operating activities      (1,108,086)      (990,800)
                                                 -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on note payable
  to bank                                         (4,539,986)     1,660,830
  Proceeds from long-term debt borrowings            225,000         99,874
  Repayment of long-term debt                        (96,254)      (144,546)
  Repayment of debentures and notes payable to
  officers and directors                            (121,672)             0
  Proceeds from issuance of common stock           6,501,056         50,000
  Foreign currency translation                         3,719               0
                                                 -----------     ----------
    Net cash flows from financing activities       1,971,863      1,666,158
                                                 -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             (889,440)      (595,850)
  Proceeds from sale of equipment                      1,887         16,741
  Net advances from partnerships                      25,226         66,273
  Increase in other assets                           (18,882)        (4,007)
                                                 -----------     ----------
    Net cash flows from investing activities        (881,209)      (516,843)
                                                 -----------     ----------

NET CHANGE IN CASH                                   (17,432)       158,515
CASH, beginning of quarter                            50,028         15,348
                                                 -----------     ----------
CASH, end of quarter                             $    32,596     $  173,863
                                                 -----------     ----------
                                                 -----------     ----------

NONCASH INVESTING AND FINANCING ACTIVITIES

    Financing obtained directly from sellers
    in acquisition of equipment                  $   956,160     $  242,293
                                                 -----------     ----------
                                                 -----------     ----------


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                GEOGRAPHICS, INC.
                   Notes to Consolidated Financial Statements

1. The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996.

     The consolidated financial statements include the accounts of Geographics, Inc. and its wholly-owned subsidiaries; Geographics Marketing Canada Inc., Geographics (Europe) Limited, and Geographics Foreign Sales Corporation. All intercompany balances and transactions have been eliminated.

     Certain of the Company's locations calculated cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

2. The Company has a $12,000,000 revolving credit agreement with a bank. Interest on outstanding advances is payable monthly at the bank's prime rate. Outstanding balances as of June 30, 1996 and March 31, 1995 were $782,953 and $5,322,939, respectively.

     The prime rate was 8.25% and 8.25% at June 30, 1996 and March 31, 1996, respectively.

3. On May 1, 1996, the Company completed a private placement of 1,268,293 units at a price of $5.125 per unit. Total proceeds from this transaction approximated $6,500,000. Each unit included one common share of the Company and one warrant to purchase one additional common share of the Company at $6.50. The warrants are exercisable upon issuance and regulatory approval, and expire June 1, 1999.

4. On January 23, 1996, the Company placed an order for a printing press. The cost of the press is approximately $1,200,000 which is expected to be delivered during the second quarter of fiscal year 1997. On June 27, 1996, the Company placed an order for a packaging machine. The cost of the packaging machine is approximately $600,000 and is expected to be delivered during the third quarter of fiscal year 1997. The Company has commitments from a financial institution to provide capital lease financing for these equipment orders.

5. Certain officers and directors have received notes from the Company in exchange for $1,143,039. The notes are payable on demand and are classified as current liabilities. Interest on these notes is payable monthly at the rate of prime plus 1%.

6. On July 3, 1996, the Company signed a letter of intent to acquire the assets and certain liabilities of Grahams Graphics PTY Limited ("Grahams"), an Australian company. Preliminary discussions provide for the exchange of the Company's common stock for the assets and liabilities of Grahams. Total consideration included as part of the exchange had not been determined as of the date of this filing, however, total consideration is estimated to approximate $300,000. The effective date of the transaction will be July 1, 1996.

     The Company formed Geographics Australia PTY Limited to complete the exchange and become the Company's distributor of Geographics products in Australia, replacing Grahams Graphics PTY Limited as the sole Australian distributor.

7. On April, 1, 1996, the Company formed Geographics Foreign Sales Corporation, Inc., A Guam Corporation. Geographics Foreign Sales Corporation, Inc. was established to facilitate the sale of Geographics, Inc. products to foreign companies in compliance with Internal Revenue code regulating foreign sales corporations.

8. There are various claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 2

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             for the 3 Months ended June 30, 1996 and June 30, 1995

RESULTS OF OPERATIONS

SALES.

     Sales increased 25.0% to $6,171,067 in the quarter ended June 30, 1996 from $4,935,708 in the quarter ended June 30, 1995.

     Sales increased 25% for the quarter ended June 30, 1996 as compared to the same quarter a year earlier. Sales for the quarter ended June 30, 1995 included initial Geopaper inventory shipments of approximately 600 office product superstores, while the current quarter did not have a material number of initial product shipments. After adjusting sales for initial product shipments of approximately $1,500,000 in the prior year, sales increased by 80% as compared to the same period a year ago.

     Geopaper products were responsible for 67.3% of sales for the three month period ended June 30, 1996, compared to 62.5% for the same period a year earlier. Sales of Geopaper increased 33.9% to $4,150,000 from $3,100,000 for the periods ending June 30, 1996 and June 30, 1995, respectively.

     Sales of Company products other than Geopaper (stick on letters, rub on letters, stencil and LED signs) increased by 10.1% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The non-Geopaper products have decreased as a percentage of total sales to 32.7% from 37.5% for the three month periods ended June 30, 1996 and 1995, respectively. These products will continue to decrease in importance to the Company as consumers continue to utilize personal computers to perform many of the tasks that these non-Geopaper products were designed for. However, the increased usage of personal computers is expected to generate new customers for Geopaper products that are specifically designed for use with personal computing technology.

     International sales of Geographics products were $1,199,521 for the quarter ended June 30, 1996, an increase of 156.0% over international sales of $468,549 for the quarter ended June 30, 1995. International sales of Geographics products represented 19.4% of total Geographics, Inc. sales for the quarter ended June 30, 1996, compared to 9.5% of total sales for the same period a year earlier. Sales by geographic location were as follows:

                    United States                      80.6%
                    Canada                             14.3%
                    Western Europe                      2.3%
                    Australia                           2.2%
                    Mexico                               .5%
                    Others                               .1%
                                                      -----
                       Total                          100.0%
                                                      -----
                                                      -----

GROSS MARGIN.

     Gross margin as a percentage of sales was 39.6% for the three month period ended June 30, 1996, compared to 38.7% for the same period last year. The Company's gross margin rate increased primarily due to lower freight rates resulting from increased product shipments during the past year.

     Margins are also affected by changes in the mix of product sold, raw material costs, automation, labor costs, freight costs, production levels (overhead absorption) and the rate of product turnover. Margins are also affected by price increases and decreases passed on to customers. While management endeavors to improve margins, no assurance can be given that margins will continue to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, General and Administrative expenses ("SG&A"), which consist of payroll, advertising, and commissions, as well as administrative, accounting and legal costs increased as a percentage of sales in the three months ended June 30, 1996 to 33.0%, as compared to 26.2% during the same period in the prior year. SG&A costs increased as a percentage of sales primarily due to increased overhead resulting from the establishment of Geographics (Europe) Limited and the installation and training costs related to a new computer system at the Blaine, WA facility.

GOODWILL AMORTIZATION.

     The Company recorded no goodwill amortization during the quarter ended June 30, 1996, as compared to $159,767 for the same period a year ago. Goodwill resulted from the acquisition of the lettering division of E.Z. Industries in 1993. The Goodwill was fully amortized as of June 30, 1995.

INTEREST EXPENSE.

     Interest expense for the three months ended June 30, 1996 totaled $190,771 compared to $163,106 for the same period in the prior year. This increase in interest expense was primarily due to borrowings under the Company's revolving credit facility during the current year to fund increases in inventories and equipment deposits, as well as additional interest costs resulting from borrowings related to equipment purchases and expansions to the Blaine manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's principal capital requirements have been to fund working capital needs, including the building of inventories in the United States and the United Kingdom. Working capital has also been used to fund equipment deposits, prepaid expenses, reduce accounts payable and to reduce income tax payable.

     The Company's sales are substantially on net sixty day terms, and trade receivables are used as collateral to provide the Company with a source of capital prior to their collection. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory.

     During the 1st quarter of fiscal year 1997, the Company improved its collection of receivables. Net accounts receivable were $4,389,313 as of June 30, 1996, a decrease of 25.3% from the $5,873,578 receivable balance at March 31, 1996. Inventory increased during the quarter to $11,910,351, an increase of 30% from the $9,139,273 inventory balance at March 31, 1996. Increases in inventory can be attributable to management's anticipation of seasonal Geopaper orders, inventory requirements related Geographics (Europe) Limited's initial operational quarter and the introduction of a new educational product line. The investment in inventories, equipment deposits and prepaid expenses were primarily responsible for negative cash flows from operating activities of $1,108,086 for the three months ended June 30, 1996, compared to negative cash flows from operating activities of $990,800 for the same period a year earlier.

     The Company's cash flow is also affected by financing activities, including borrowings and repayments on revolving credit facilities, short and long term notes payable to the

     Company's bank, proceeds from the issuance of debentures to officers and directors, proceeds from the exercise of stock, as well as repayment of capital leases. The majority of capital expenditures were financed by long-term bank loans and capital leases. A private placement of 1,268,293 units at $5.125 (see Part II, Item 5. A.), resulted in gross proceeds of $6,500,000 to the Company which were used to repay borrowings on short-term notes payable to the Company's bank. Financing activity resulted in net cash flows of $1,971,863 and $1,666,158 for the three months ended June 30, 1996 and 1995, respectively.

     During the three months ended June 30, 1996, the Company acquired additional printing presses, packaging equipment and other machinery related to the manufacture of Geopaper products. These capital expenditures were necessary to support the continued expansion of the Geopaper product line and the increase in Geopaper unit sales. Cash used in investing activities (primarily capital expenditures) was $881,209 and $516,843 in the first three months of fiscal years 1997 and 1996, respectively.

     During the three months ended June 30, 1996, the Company's cash balance decreased by $17,432 to $32,596. The cash balance is not significant and balances held by the Company are intentionally maintained at low levels as part of the Company's strategy to minimize balances outstanding on revolving credit facilities, thus minimizing interest expense.

     The Company's management is continually reviewing its financing options. Although the Company has the ability to finance its planned growth and expansion from cash generated from operations, capital lease financing and borrowings under the Company's existing credit facilities, the Company is also considering alternative financing options, such as the issuance of common stock or convertible debt, in the event market conditions make such alternatives financially attractive for funding the Company's short-term or long-term expansion. The Company's future financing requirements will be affected by the number of new customers obtained, the strength of reorders by existing customers, the growth (addition of new stores) of existing customers as well as the of success of new products introduced by the Company into the marketplace. Additional financing might also be necessary in the event the Company pursues further international expansion or business acquisition opportunities.

                           PART II. OTHER INFORMATION



ITEMS 1-4 NOT APPLICABLE

ITEM 5 -  OTHER INFORMATION

A. On May 1, 1996, the Company completed a private placement of 1,268,293 units at a price of $5.125 per unit. Total proceeds from this transaction approximated $6,500,000. Each unit included one common share of the Company and one warrant to purchase one additional common share of the Company at $6.50. The warrants are exercisable upon issuance and regulatory approval, and expire June 1, 1999.

B. The Company has adopted the following Statements of Financial Accounting Standards ("SFAS") for the fiscal year ending March 31, 1997.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount of fair value less cost to sell. The adoption of SFAS No. 121 had no material effect on the Company's financial position as of June 30, 1996 or the results of its operations for the quarter ended June 30, 1996.

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its financial statements for the year ending March 31, 1997 as allowed by SFAS No. 123.

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----
ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

     11.  Statement regarding computation of Earnings Per Share             14

     27.  Financial Data Schedule                                           15

B.   Reports on Form 8-K.

     No reports were filed by the Company on Form 8-K during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GEOGRAPHICS, INC.
                                               (Registrant)




Date: August 9, 1996                 By: /s/ TERRY A. FIFE
                                         ------------------------
                                         Terry A. Fife
                                         Vice President - Finance,
                                         Chief Financial Officer and Secretary