Form 10-Q
period 1996-09-30
GEOGRAPHICS INC
filed 1996-11-14
CIK 1000621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1996
                                ------------------

Commission File Number:         0-26756
                                -------

                                  GEOGRAPHICS, INC.
                (Exact name of registrant as specified in its charter)


          Wyoming                                         87-0305614
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                  1555 Odell Road, P.O. Box 1750, Blaine,  WA  98231
------------------------------------------------------------------------------
                 (Address of principal executive office and zip code)

                                    (360) 332-6711
------------------------------------------------------------------------------
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes      X                   No
        ----------                  ----------

The registrant had 9,416,877 shares of common stock outstanding as of November 8, 1996.

                                  GEOGRAPHICS, INC.

                                        INDEX
                                                                        PAGE
                                                                        -----
Part I.     FINANCIAL INFORMATION

  ITEM 1    Financial Statements

            Consolidated Statements of Income
            for the Three Months and Six Months Ended
            September 30, 1996 and September 30, 1995                   3

            Consolidated Balance Sheets as of
            September 30, 1996 and March 31, 1996                       4

            Consolidated Statements of Cash Flows
            for the Six Months Ended September 30, 1996
            and September 30, 1995                                      5

            Notes to Consolidated Financial Statements                  6 - 7

  ITEM 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  8 - 10

Part II.    OTHER INFORMATION                                          11 - 13

SIGNATURE                                                              15

Exhibit 11 - Computation of Earnings per Share                         16

Exhibit 27 - Financial Data Schedule                                   17

                                  GEOGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                 Three Months Ended            Six Months Ended
------------------------------------------------------------------------------------
                               Sept. 30      Sept. 30      Sept. 30        Sept. 30
                                 1996          1995          1996            1995
------------------------------------------------------------------------------------
Sales                        $ 6,858,676   $ 5,158,126   $ 13,029,743   $ 10,093,834

Cost of Sales                  4,083,653     3,150,693      7,809,954      6,178,249
                             -----------   -----------   ------------   ------------

Gross Margin                   2,775,023     2,007,433      5,219,789      3,915,585

S.G. & A Expense               1,975,339     1,312,954      4,009,344      2,603,692
Goodwill Amortization                  0             0              0        159,768
                             -----------   -----------   ------------   ------------

Operating Income                 799,684       694,479      1,210,445      1,152,125

Other Income (Expenses)
    Interest Expense            (203,341)     (195,231)      (394,112)      (358,337)
    Other                        (10,065)       67,737        (13,841)        89,154
                             -----------   -----------   ------------   ------------

Income Before Provision
    for Income Taxes             586,278       566,985        802,492        882,942

Income Tax Provision             213,172       192,775        283,209        300,201
                             -----------   -----------   ------------   ------------

Net Income                   $   373,106   $   374,210   $    519,283   $    582,741
                             -----------   -----------   ------------   ------------
                             -----------   -----------   ------------   ------------
Earnings Per Common and
    Common Equivalent Share
         Primary                   $0.04         $0.06          $0.06          $0.10
         Assuming full dilution    $0.04         $0.06          $0.06          $0.09

Share used in computing
earnings per common and
common equivalent shares:
    Primary                    9,427,811     6,170,171      9,198,337      5,869,219
    Assuming full dilution     9,427,803     7,035,423      9,199,419      7,132,239


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                 GEOGRAPHICS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                     Sept. 30, 1996   March 31, 1996
                                                       (Unaudited)       (Audited)
Current Assets
Cash                                                  $    188,948      $     50,028
Accounts receivable, net                                 5,293,250         4,974,156
Related party receivables                                        0           899,422
Other receivables                                          180,608            62,572
Inventories                                             13,275,929         9,139,273
Deposits                                                 1,394,255           597,693
Prepaid expenses                                           483,794            99,204
Deferred income tax                                        837,339           970,000
Other                                                      145,900            96,512
                                                      ------------      ------------
    Total current assets                                21,800,023        16,888,860

Property, plant & equipment, net                         9,393,035         7,286,694
Deferred income tax                                        192,000           192,000
Investment in partnerships                                 119,596           (34,484)
Other assets                                               397,504           404,971
                                                      ------------      ------------
    Total Assets                                      $ 31,902,158      $ 24,738,041
                                                      ------------      ------------
                                                      ------------      ------------

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Note payable to bank                                     4,398,617         5,322,939
Accounts payable                                         2,010,041         2,634,598
Accrued liabilities                                      1,946,773         1,033,905
Income tax  payable                                         45,952           145,278
Note payable to officer & director                       1,000,000         1,264,711
Current portion of long-term debt                          782,302           656,398
                                                      ------------      ------------
    Total current liabilities                           10,183,685        11,057,829

Long-term debt                                           4,665,842         3,690,360
                                                      ------------      ------------
    Total liabilities                                   14,849,527        14,748,189
                                                      ------------      ------------
Stockholders' Equity
Common stock, without par value; 100,000,000 shares
authorized; 9,412,877 and 8,004,584 issued and
outstanding on Sept. 30, 1996 and March 31, 1996,
respectively                                            16,159,408         9,620,068
Foreign currency translation adjustment                      4,156                 0
Retained earnings                                          889,067           369,784
                                                     -------------      ------------
    Total Stockholders' Equity                          17,052,631         9,989,852

    Total Liabilities and Stockholders' Equity        $ 31,902,158      $ 24,738,041
                                                      ------------      ------------
                                                      ------------      ------------

          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                    GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                     Six Months Ended
                                                            --------------------------------
                                                            Sept. 30, 1996    Sept. 30, 1995
                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $   519,283       $   582,742
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
    Depreciation and amortization                                759,980           612,839
    Common stock issued in lieu of other liabilities                   0           130,000
    Deferred income tax                                          132,661                 0
    (Gain) loss on sale of property and equipment                  8,985              (119)
    Equity loss from investments in partnerships                       0            (3,655)
CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                         (138,848)         (452,290)
    Related party receivables                                    899,422                 0
    Other receivables                                           (118,036)          (73,677)
    Inventory                                                 (3,939,208)       (3,288,691)
    Deposits                                                    (796,562)         (181,047)
    Prepaid expenses                                            (384,590)         (278,575)
    Other current assets                                         (49,388)           (6,162)
    Accounts payable                                            (624,557)          509,218
    Accrued liabilities                                          522,029           370,830
    Income tax payable                                           (99,326)           64,851
                                                             -----------       -----------
         Net cash flows from operating activities             (3,308,155)       (2,013,736)
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) on note payable to bank         (924,322)        1,347,001
    Proceeds from short-term borrowings                                0           800,000
    Proceeds from long-term debt borrowings                      225,000           583,324
    Repayment of long-term debt                                 (343,378)         (259,549)
    Proceeds (repayment) of notes to officers & directors       (264,711)          900,000
    Proceeds from issuance of common stock                     6,539,340            52,152
    Foreign currency translation                                   4,156                 0
                                                             -----------       -----------
         Net cash flows from financing activities              5,236,085         3,422,928
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                     (1,607,921)       (1,204,941)
    Proceeds from sale of equipment                                6,887            16,741
    Net (increase) decrease in advances to partnerships         (154,080)         (182,634)
    Change in other assets                                       (33,896)          (14,567)
                                                             -----------       -----------
         Net cash flows from investing activities             (1,789,010)       (1,385,401)
                                                             -----------       -----------
NET CHANGE IN CASH                                               138,920            23,791
CASH, beginning of year                                           50,028            15,348
                                                             -----------       -----------
CASH, end of quarter                                         $   188,948       $    39,139
                                                             -----------       -----------
                                                             -----------       -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained directly from sellers in acquisition
    of equipment                                             $ 1,219,764       $   242,293
                                                             -----------       -----------
                                                             -----------       -----------
    Assets acquired directly in acquisition of business      $   390,839       $         0
                                                             -----------       -----------
                                                             -----------       -----------

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

    The consolidated financial statements include the accounts of Geographics, Inc. and its wholly-owned subsidiaries; Geographics Marketing Canada Inc., Geographics (Europe) Limited, Geographics Australia, Pty. Limited, and Geographics Foreign Sales Corporation. All intercompany balances and transactions have been eliminated.

    Certain of the Company's locations calculated cost of sales using an estimated gross profit method for interim periods. Cost of sales at these locations are adjusted based on physical inventories which are performed no less than once a year.

2. The Company has a $12,000,000 revolving credit agreement with a bank. Interest on outstanding advances is payable monthly at the bank's prime rate. Outstanding balances as of September 30, 1996 and March 31, 1995 were $4,398,617 and $5,322,939, respectively.

    The prime rate was 8.25% and 8.25% at September 30, 1996 and March 31, 1996, respectively.

3. On May 1, 1996, the Company completed a private placement of 1,268,293 units at a price of $5.125 per unit. Total proceeds from this transaction approximated $6,500,000. Each unit included one common share of the Company and one warrant to purchase one additional common share of the Company at $4.25. The warrants are exercisable upon issuance and regulatory approval, and expire June 1, 1999.

4. On January 23, 1996, the Company placed an order for a printing press. The cost of the press is approximately $1,200,000 which is expected to be delivered during the third quarter of fiscal year 1997. On June 27, 1996, the Company placed an order for a packaging machine. The cost of the packaging machine is approximately $750,000 and is expected to be delivered during the third quarter of fiscal year 1997. The Company has commitments from financial institutions to provide capital lease financing for these equipment orders.

5. An officer and director has received notes from the Company in exchange for $1,000,000. The notes are payable on demand and are classified as current liabilities. Interest on these notes is payable monthly at the rate of prime plus 1%.

6. On July 3, 1996, the Company agreed to purchase substantially all of the assets of Grahams Graphics Pty. Ltd., its exclusive distributor in Australia. The total purchase price is expected to approximate $390,000 to be paid as follows: (i) the issuance of 50,000 share of common stock (valued at an aggregate of $200,000); (ii) the issuance of options to purchase an additional 50,000 share of common stock for $4.00 per share;
    (iii) the assumption of approximately $150,000 in unsecured trade liabilities; and, (iv) a one time cash payment of $40,000. Upon the completion of the purchase transaction, the assets assumed will be contributed to the Company's wholly-owned Australian subsidiary, Geographics Australia Pty. Ltd. The effective date of the transaction is July 1, 1996.

    The Company formed Geographics Australia PTY Limited to complete the acquisition and become the Company's distributor of Geographics products in Australia, replacing Grahams Graphics PTY Limited as the sole Australian distributor.

7. There are various claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 2
             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
                      for the Three Months and Six Months Ended
                      September 30, 1996 and September 30, 1995

RESULTS OF OPERATIONS

SALES.   Sales increased 33% to $6,858,676 in the quarter ended September 30,
    1996 from $5,158,126 in the quarter ended September 30, 1995 and increased 29% to $13,029,743 for the six months ended September 30, 1996 compared to $10,093,834 for the six months ended September 30, 1995.

    Sales increased 33% for the quarter ended September 30, 1996 as compared to the same quarter a year earlier. Sales for the quarter ended September 30, 1995 included the completion of Geopaper Gondola merchandising rack shipments to approximately 300 office product superstores, while the current quarter did not have a material number of initial product shipments. After adjusting sales for initial product shipments of approximately $750,000 in the prior year, sales increased by 56% as compared to the same period a year ago.

    Geopaper products were responsible for 69% of sales for the six month period ended September 30, 1996, compared to 64% for the same period a year earlier. Sales of Geopaper increased 40% to $9,021,249 from $6,455,172 for the periods ended September 30, 1996 and 1995, respectively.

    Sales of Company products other than Geopaper (stick on letters, rub on letters, stencil and LED signs) increased by 10% for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. The non-Geopaper products have decreased as a percentage of total sales to 31% from 36% for the six month periods ended September 30, 1996 and 1995, respectively. These products will continue to decrease in importance to the Company as consumers continue to utilize personal computers to perform many of the tasks that these non-Geopaper products were designed for. However, the increased usage of personal computers is expected to generate new customers for Geopaper products that are specifically designed for use with personal computing technology.

    International sales of Geographics products were $1,523,100 for the quarter ended September 30, 1996, an increase of 32% over international sales of $1,152,233 for the quarter ended September 30, 1995. International sales increased 68% to $2,722,621 from $1,621,522 for the six months ended September 30, 1996 and 1995, respectively. International sales of Geographics products represented 21% of total Geographics, Inc. sales for the six months ended September 30, 1996, compared to 16% of total sales for the same period a year earlier. Sales by geographic location for the six months ended September 30, 1996 were as follows:

                         United States   78.8%
                         Canada          17.0%
                         Western Europe   2.3%
                         Australia        1.6%

                         Others           0.3%
                                        ------
                         Total          100.0%
                                        ------
                                        ------

GROSS MARGIN.   Gross margin as a percentage of sales was 40.5 % and 40.1% for the three and six month periods ended September 30, 1996, compared to 38.9% and 38.8% for the same periods last year. The Company's gross margin rate increased primarily due to lower freight rates resulting from increased product shipments during the past year.

    Margins are also affected by changes in the mix of product sold, raw material costs, automation, labor costs, freight costs, production levels (overhead absorption) and the rate of product turnover. Margins are also affected by price increases and decreases passed on to customers. While management endeavors to improve margins, no assurance can be given that margins will continue to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, General and
    Administrative expenses ("SG&A"), which consist of payroll, advertising, and commissions, as well as administrative, accounting and legal costs increased as a percentage of sales in the three and six months ended September 30, 1996 to 28.8% and 30.8%, respectively, as compared to 25.5% and 25.8% during the same periods in the prior year. SG&A costs increased as a percentage of sales primarily due to increased overhead resulting from the establishment of Geographics (Europe) Limited, Geographics Australia Pty. Ltd., and the installation and training costs related to a new computer system at the Blaine, WA facility.

GOODWILL AMORTIZATION.   The Company recorded no goodwill amortization during
    the three and six months ended September 30, 1996, as compared to $0 and $159,767 for the same periods a year ago. Goodwill resulted from the acquisition of the lettering division of E.Z. Industries in 1993. The Goodwill was fully amortized as of June 30, 1995.

INTEREST EXPENSE.   Interest expense for the three and six months ended
    September 30, 1996 totaled $203,341 and $394,112, respectively, compared to $195,231 and $358,337 for the same periods in the prior year. This increase in interest expense was primarily due to borrowings under the Company's revolving credit facility during the current year to fund increases in inventories and equipment deposits, as well as additional interest costs resulting from borrowings related to equipment purchases and expansions to the Blaine manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES. The Company's principal capital requirements have been to fund working capital needs, including the building of inventories in the United States, the United Kingdom, and Australia. Working capital has also been used to fund equipment deposits, prepaid expenses, reduce accounts payable and to reduce income tax payable.

    The Company's sales are substantially on net sixty day terms, and trade receivables are used as collateral to provide the Company with a source of capital prior to their collection. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory.

    During the first six months of fiscal year 1997, the Company improved its collection of receivables. Net accounts receivable were $5,293,250 as of September 30, 1996, a decrease of 9.9% from the $5,873,578 receivable balance at March 31, 1996. Inventory increased during the six months to $13,275,929, an increase of 45.3% from the $9,139,273 inventory balance at March 31, 1996. Increases in inventory can be attributable to management's anticipation of inventory requirements related Geographics (Europe) Limited's initial operations, the acquisition of Geographics Australia Pty Limited's operations and the introduction of a new educational product line. The investment in inventories, equipment deposits and prepaid expenses were primarily responsible for negative cash flows from operating activities of $3,308,155 for the six months ended September 30, 1996, compared to negative cash flows from operating activities of $2,013,736 for the same period a year earlier.

    Despite the Company's rapid growth, Management anticipates improved accounts receivable and inventory management due to Management's increased focus on these critical working capital areas. Improved accounts receivable collection procedures and increased staffing are expected to minimize future increases in accounts receivable. New information systems, new warehouse facilities, improved inventory organization and the addition of key purchasing and inventory staffing should improve efficiencies in inventory management and allow for additional sales growth without corresponding inventory increases.

    The Company's cash flow is also affected by financing activities, including borrowings and repayments on revolving credit facilities, short and long term notes payable to the Company's bank, proceeds from the issuance of debentures to officers and directors, proceeds from the exercise of stock, as well as repayment of capital leases. The majority of capital expenditures were financed by long-term bank loans and capital leases. A private placement of 1,268,293 units at $5.125 (see Part II, Item 5. A.), resulted in gross proceeds of $6,500,000 to the Company which were used to repay borrowings on short-term notes payable to the Company's bank. Financing activity resulted in net cash flows of $5,236,085 and $3,422,928 for the six months ended September 30, 1996 and 1995, respectively.

    During the six months ended September 30, 1996, the Company acquired additional printing presses, packaging equipment and other machinery related to the manufacture of Geopaper products. These capital expenditures were necessary to support the continued expansion of the Geopaper product line and the increase in Geopaper unit sales. Cash used in investing activities (primarily capital expenditures) was $1,789,010 and $1,385,401 for the six months ended September 30, 1996 and 1995, respectively.

    During the six months ended September 30, 1996, the Company's cash balance increased by $138,920 to $188,948. The cash balance is not significant and balances held by the Company are intentionally maintained at low levels as part of the Company's strategy to minimize balances outstanding on revolving credit facilities, thus minimizing interest expense.

    Although the Company has the ability to finance its planned growth and expansion from operating cash flow, capital lease financing and borrowings under the Company's existing credit facilities, the Company also considers alternative financing options, such as the issuance of common stock or convertible debt, in the event market conditions make such alternatives financially attractive. The Company's future financing requirements will be affected by the number of new customers, the strength of reorders by existing customers, the growth of existing customers, as well as the of success of new products introduced. Additional financing might also be necessary in the event the Company pursues further expansion or business acquisition opportunities. There is no assurance the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

                              PART II. OTHER INFORMATION



ITEMS 1-3    NOT APPLICABLE

ITEM  4-     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders of Geographics, Inc. held on August 28, 1996, the nominees for election as Directors of the Corporation were elected in the following manner.

                   Nominee             Number of Shares For
                   -------             --------------------
         Term expiring in 1997:
              Ronald S. Deans               6,319,032
              Scott Deans                   6,314,332
              Moises Cosio                  6,317,632
              Robert Parker                 6,318,382
              Mark G. Deans                 6,315,132
              Fidel Garcia Carrancedo       6,318,632
              Alan D. Tuck Jr.              6,317,582
              Luis Alberto Morato           6,314,482

    With respect to the proposed increase in the number of members of the Board of Directors from seven (7) to eight (8) members, the Board of Directors adopted the proposal as submitted by the votes indicated below:

                                       Number of Shares
                                       ----------------
              For the proposal:            6,246,346
              Against the proposal:           95,818
              Votes withheld:                      0
              Abstentions:                     6,400
              Non-votes                      227,378

    With respect to the notification of the selection of Moss Adams LLP as the Company's auditors for the fiscal year ending March 31, 1997, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:

                                       Number of Shares
                                       ----------------
              For the proposal:           5,613,256
              Against the proposal:         728,490
              Votes withheld:                     0
              Abstentions:                    6,818
              Non-votes                     227,378

    With respect to the proposed issuance of 180,000 incentive stock options to certain employees, officers and directors of the Company, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:

                                       Number of Shares
                                       ----------------
              For the proposal:            4,568,198
              Against the proposal:          301,330
              Votes withheld:                      0
              Abstentions:                    35,420
              Non-votes                    1,670,994

    With respect to the proposed adoption of the Geographics, Inc. 1996 Stock Option Plan, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:

                                       Number of Shares
                                       ----------------
              For the proposal:            4,444,762
              Against the proposal:          423,225
              Votes withheld:                      0
              Abstentions:                    36,961
              Non-votes                    1,670,994

    With respect proposed amendment to the Company's Articles of Incorporation to effect an increase in the Company's authorized common stock from 10,000,000 shares of common stock, no par value to 100,000,000 shares of common stock, no par value, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:

                                       Number of Shares
                                       ----------------
              For the proposal:            5,883,723
              Against the proposal:          444,717
              Votes withheld:                      0
              Abstentions:                    20,124
              Non-votes                      227,378

ITEM 5 -      OTHER INFORMATION

A. On September 20, 1996, Mr. Fidel Carrancedo resigned as a director of the Company. Mr. Carrancedo resigned for personal reasons and has no disagreements with the Company. Mr. Carrancedo still remains a principal stockholder of the Company. No additional Directors have been appointed to replace Mr. Carrancedo.

B. The Company has adopted the following Statements of Financial Accounting Standards ("SFAS") for the fiscal year ending March 31, 1997.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or the fair value less cost to sell. The adoption of SFAS No. 121 had no material effect on the Company's financial position as of September 30, 1996 or the results of its operations for the quarter ended September 30, 1996.

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

                                   EXHIBIT INDEX
                                                                    Page
                                                                    ----
ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

    11.   Statement regarding computation of Earnings Per Share      16

    27.   Financial Data Schedule                                    17

B.  Reports on Form 8-K.

    No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1996.

                                     SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     GEOGRAPHICS, INC.
                                                     -----------------
                                                       (Registrant)




    Date: November 15, 1996          By: /s/ RONALD S. DEANS
                                        ---------------------------------
                                        Ronald S. Deans
                                        President, Chief Executive Officer
                                        Chief Financial Officer and Secretary