Form 10-K405/A
period 1996-03-31
GEOGRAPHICS INC
filed 1996-11-25
CIK 1000621

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                            AMENDMENT NO. 1 TO FORM 10-KSB
                                     ON FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the Fiscal Year Ended MARCH 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


             For the transition period from _____________to______________

                         Commission File Number:      0-26756

                                  GEOGRAPHICS, INC.
                (Exact name of registrant as specified in its charter)

                  Wyoming                             87-0305614
                  -------                             ----------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)



 1555 Odell Road, P.O. Box 1750, Blaine,  WA              98231
 -------------------------------------------              -----
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ___X____ Yes ________ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the bet of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Common stock, no par value per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on November 15, 1996. Based on the closing bid price of the Common Stock on the NASDAQ National Market System as reported on November 15, 1996 of $2.94, the aggregate market value of the 5,524,380 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $15,882,593. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

The number of Common Shares, no par value, of the Registrant outstanding as of November 15, 1996 was 9,416,877.

Transitional Small Business Disclosure Format (Check one):   Yes_____   No __X__

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------

         Document                                     Part of Annual Report
         --------                                     ---------------------
Portions of the General Form for Registration of      Part IV - Item 14
Securities Pursuant to Section 12(b) and 12(g) of the '34 Act.

                                        PART I

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

    The Company's fiscal year end is March 31. The Company's executive offices and domestic operations are located at 1555 Odell Road, Blaine, Washington 98231, and its telephone number is (360) 332-6711.

    The Company conducts its export operations through three subsidiaries and a partnership:

- Geographics Marketing Canada, Inc. was incorporated as a British Columbia, Canada corporation on July 31, 1995. Its offices are located at 17735 1st Ave., Suite 1, Surrey, B.C. V4P 2K1, Canada, and its telephone number is 800-426-5923. Geographics Marketing Canada, Inc. was established to import the Company's products into Canada and market them to wholesale and retail distribution channels. Geographics Marketing Canada, Inc. succeeds Martin Distribution as the exclusive importer of Geographics products into Canada effective April 1, 1996. For further discussion of Martin Distribution see, "Certain Relationships and Related Transactions."

- Geographics (Europe) Limited was incorporated in England on December 12, 1995. Geographics (Europe) Limited offices are located at 4 Iceni Court, Letchworth, Herts SG6 1TN, England, and its telephone number is 01462-487100. Geographics (Europe) Limited was established to import, warehouse, market and distribute the Company's products throughout Europe.

- Geographics Australia Pty. Ltd. ("GAPL") was incorporated in Brisbane, Australia on June 28, 1996. GAPL's principal offices are located at 3/32 Lillian Fowler Place, Marrickville NSW 2204, Australia and its telephone number is 61-2-9519-4488. GAPL was organized to import, warehouse, market and distribute the Company's products throughout Australia.

- International Geographics of Ontario ("IGO")was established in September 1989, with the Company owning 70% of the partnership and a marketing agent for the Company owning the remaining 30%. The purpose of IGO was to purchase the Company's products from Martin Distribution Inc. and market and distribute the Company's products in Canada. IGO was dissolved during fiscal 1996. The Company is in the process of winding up the affairs of the partnership. The functions of IGO have been assumed by Geographics Marketing Canada Inc. IGO's principal offices are located at 921 Gana Court, Mississauga, ON, Canada L5S 1N9, and its telephone number is 800-426-5923.

BACKGROUND

    At the time of its incorporation in 1974, the Company was a wholly owned subsidiary of International Geographics Ltd. ("IGL"), a British Columbia corporation traded on the Vancouver Stock Exchange. On February 20, 1989 IGL listed its stock on the Toronto Stock Exchange and voluntarily de-listed its common stock from the Vancouver Stock Exchange.

    The Company's primary focus during this period was the manufacture and marketing of rub on and stick on lettering, signage and graphic art products. These products were manufactured in various locations until 1980 when the Company consolidated its manufacturing facilities and moved to Blaine, Washington.

    During 1991, a reorganization of the Geographics group of companies was conducted whereby Geographics, Inc. undertook and completed a takeover bid to acquire all of the issued and outstanding shares of

IGL. As a result, Geographics, Inc. acquired its parent and became a U.S. based company, with both of its administrative offices and manufacturing facilities located at one location, within a single entity.

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

    The specialty papers group is composed primarily of designer stationery and other value added papers (paper on which the Company has applied photographs and art images during a printing process and then cut to size). The papers are designed for use in photocopiers and computer printers to be used as stationery, letterhead, business cards, brochures, memo pads and paper cubes. These papers are marketed under the Trademark "Geopaper". Geopaper products are also designed to be used with personal computer printers or to compliment other Company products that are used with personal computers. Geopaper sales increased to 65% of sales in fiscal year 1996, up from 21% of sales in fiscal 1995 and 3% of sales in fiscal year 1994. Net sales for this group increased to about $14,800,000 in fiscal 1996, up from about $2,100,000 in fiscal 1995 and $190,000 in fiscal 1994. See "Sales By Product Category." The Geopaper product line is expected to continue to grow as a percentage of sales as more customers accept the product line and as the use of personal computers continues to grow world wide, but there can be no assurances that such growth shall occur as expected by the Company. See "Management's Discussion and Analysis and Plan of Operations" and "Business Concentration".

    The lettering and signage group manufacturers and distributes rub-on and stick-on lettering, stencils, electronic moving message signs, American Disabilities Act signs in Braille, and other signage products. This product group represented 35% of sales in fiscal 1996, down from 79% and 97% of sales during fiscal 1995 and 1994, respectively. The Company expects this product group to continue to decrease as a percentage of sales as Geopaper product growth is expected to be significantly faster than the sales growth of this category. Sales of lettering and signage products as an industry will continue to decline over time as the use of personal computers increases. The Company anticipates that it can offset this expected decline by increasing its market share of this industry through its recent addition of 400 to 500 Wal-Mart stores as customers in fiscal 1996. The growth of existing customers featuring Geopaper and lettering products, such as Office Depot, OfficeMax and Business Depot (Staples, Inc.'s Canadian division), together adding over 200 new stores a year, should also contribute to an increase in market share and add additional lettering and signage sales each year. There can be no assurances, however, that such increase in market share shall occur.

SALES BY PRODUCT CATEGORY

    The percentage of the Company's total sales attributable to each class of product offered by the Company for the last three years is set forth below.

                               AS A PERCENTAGE OF SALES
                               ------------------------

                                                             FISCAL YEAR
          CLASS OF PRODUCT                             1996      1995     1994
          ----------------                             ----     ----     ----
Designer stationeries and specialty papers              65%      21%       3%
Lettering, signage, stencil and graphic art products    35%      79%      97%

                          STATED IN SALES DOLLARS (ROUNDED)
                          ---------------------------------


                                                                     FISCAL YEAR
          CLASS OF PRODUCT                                  1996         1995         1994
          ----------------                                  ----         ----         ----
Designer stationeries and specialty papers               $14,800,000   $2,100,000    $200,000
Lettering, signage, stencil and graphic art products      $7,800,000   $8,100,000  $6,700,000



BUSINESS CONCENTRATIONS

    Historically , Geographics, Inc. has sold a substantial portion of its products to a limited number of customers. Concentration of sales to the five largest customers is detailed below:

                                                            FISCAL YEAR
          CUSTOMER                                1996         1995       1994
          --------                                ----         ----       ----
Office Depot Inc.(1)                               40%          31%        29%
OfficeMax, Inc.                                    24%          16%        16%
Martin Distribution, Inc.(2)                       13%          12%         8%
United Stationers Inc.                              3%           6%         6%
Wal-Mart Stores, Inc.                               3%           1%         0%
                                                  ----         ----       ----
                                                   83%          66%        59%
                                                  ----         ----       ----
                                                  ----         ----       ----

     (1) Office Depot, Inc., the Company's largest customer, has announced intentions to merge with Staples, Inc. The Company currently sells to Staples of Canada (Business Depot) through its Canadian subsidiary, Geographics Marketing Canada, Inc., however Staples is not a customer of the Company's domestic operations. Management cannot estimate what impact, if any, this merger may have on the future sales and operating results of the Company.

     (2) Martin Distribution, the Company's distributor for Canada, is a related party to the Company as the result of a common director. Martin Distribution was replaced by Geographics (Marketing) Canada Inc., effective April 1, 1996, as distributor of Geographics, Inc. products and will cease to be a customer of the Company. Management estimates that this change will have little or no impact on the future sales of the Company.

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

GROWTH STRATEGY

     Management is of the opinion that the North American market will continue to provide the Company with significant opportunities for growth. An overview of North American growth opportunities are follows:

- Designer stationeries and value added papers are still in their infancy. Thousands of stores have yet to begin carrying these papers. The majority of mass merchandise chains, computer retailers and department stores do not carry designer stationery or value added paper. The office product superstore chains and office product catalogs are the primary concentrations of companies carrying these products.

- The Company continues to diversify away from lettering and signage products. New product introductions in 1997 will include educational and motivational products that will be sold into existing markets and provide opportunities to introduce Geographics products into new markets.

- Existing Geopaper product lines are continually reviewed for performance and may be replaced with new and improved lines. In addition to replacement and improvement of existing lines, new Geopaper products are continually in development and in test markets.

- The Company may from time to time acquire art or paper products that compliment the Geopaper line.

     The Company believes that foreign markets may provide additional growth opportunities. During July 1995, the Company established Geographics Marketing Canada Inc. as a British Columbia corporation, in July 1995, to facilitate marketing and distribution of Company products in Canada. Geographics (Europe) Limited was incorporated in December 1995 as a U.K. corporation, to initiate marketing and distribution of Company products in Europe. The Company also distributes its products through an exclusive distributor in Australia, which the Company has agreed to acquire as of July 1, 1996. The Company anticipates further expansion internationally, including Asia, which is a prominent target destination for Company products.

SALES/ASSETS BY GEOGRAPHIC LOCATION

     Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

                                                     FISCAL YEAR
                                            1996         1995          1994
                                            ----         ----          ----

Sales to Domestic and
  Foreign Customers

United States                           $19,477,370  $  8,755,853  $ 6,299,444
Canada (1)                                2,854,935     1,271,898      530,462
Australia                                   281,330       158,385       70,969
                                        -----------   ----------- ------------
       Total                            $22,613,635   $10,186,136  $ 6,900,875
                                        -----------   ----------- ------------
                                        -----------   ----------- ------------

Operating profit or (loss):

United States                           $ 2,081,817    $  680,806  $  (939,290)
Canada (1)                                  377,328        98,831      (95,434)
Australia                                    65,316        12,307      (12,768)
                                        -----------   ----------- ------------
       Total                            $ 2,524,461    $  791,944  $(1,047,492)
                                        -----------   ----------- ------------
                                        -----------   ----------- ------------

Identifiable assets:

United States                           $24,263,181   $10,705,943 $  6,628,915
Europe                                      410,060             0            0
Canada (2)                                   64,800       (91,270)     159,152
Australia                                         0             0            0
                                        -----------   ----------- ------------

       Total                            $24,738,041   $10,614,673 $  6,788,067
                                        -----------   ----------- ------------
                                        -----------   ----------- ------------

(1)  All export sales to Canada were to Martin Distribution, a related party.

(2) In fiscal 1995, Geographics borrowings from its Canadian owned partnerships exceeded investments and other assets held in the partnerships, resulting in a net liability in Canada.

     International sales accounted for approximately 14%, 11% and 9% of total net sales in 1996, 1995 and 1994, respectively. International sales were concentrated in Canada and Australia and to a lessor degree Mexico, Israel and Norway. The Company anticipates that international sales will increase as a percentage of total sales resulting from the Company's expansion plans in Europe and Asia. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risk associated with the imposition of legislation and regulations relating to the import or export of stationeries, specialty papers and office supply products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Canada, Australia or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

PURCHASING

     The Company purchases goods from approximately 700 vendors. One vendor, Unisource, accounted for 56% of the Company's total merchandise purchases during the year ended March 31, 1996. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

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

     The Company currently utilizes EDI to transact business with its largest customers. Presently 70% to 80% of customer orders are received by EDI. EDI is utilized as it is a highly efficient method of transmitting large numbers of orders in a paperless medium. The Company believes that the systems it has developed and are presently developing, have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. The systems have been designed to support the growth and expansion of the Company for the foreseeable future.

COMPETITION

     The Company operates in a highly competitive environment. Competition can be separated into two areas in which the Company conducts business; designer stationery and lettering and signage. The Company's designer stationery operations competes in most of its markets with Paper Direct, Inc., Taylor, Inc., Z-International, Inc., and REDIFORM, Inc. (a division Moore Corp Ltd). The Company designer stationery products compete with competitor products for space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and paper direct mail catalogs. The Company's estimated competitive position (based upon information provided by the Company's marketing and sales personnel) in the designer stationery industry is as follows:

COMPANY                  COMPETITIVE POSITION IN THE MARKET
-------                  ----------------------------------

Paper Direct, Inc.                      40%
Taylor, Inc                             18%
Geographics, Inc.                       10%
Z-International, Inc.                   10%
REDIFORM, Inc.                           5%
Others                                  17%
                                       ----

Total                                  100%
                                       ----

     The Company's traditional lettering and signage operations compete with several companies that produce similar products (i.e. vinyl lettering, stencil, rub-on lettering), these competitors are: Visu-com, Chartpak and Duro-Art Ind. Competition with Company products compete with competitor products for space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, and office product catalogs. The Company's estimated competitive position (based upon information provided by the Company's sales and marketing personnel) in the lettering and signage industry is as follows:

COMPANY                  COMPETITIVE POSITION IN THE MARKET
-------                  ----------------------------------

Geographics, Inc.                       55%
Visu-Com, Inc.                          23%
Chartpak, Inc.                          11%
Duro Art Ind., Inc.                     11%
                                       ----

Total                                  100%
                                       ----
     Certain of these competitors are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors.

     The development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many items. The Company expects that anticipated cash flows from operations, proceeds received from the May 1, 1996 private placement, capital leases, and funds available under a line of credit will be sufficient to meet the Company's capital requirements for the next twelve months. To the extent that such financial resources are insufficient to the fund the Company's activities, additional financing might be required. There can be no assurance that additional financing will be available on reasonable terms.


TRADEMARKS AND COPYRIGHTS

     The Company has seven (7) federally registered trademarks; (1) GEOPAPER,
(2) GEOTYPE, (3) GEOTAPE, (4) GEOSTENCIL, (5) SHIELD  `N' SEE, (6) GEOFOIL, and
(7) GEOSIGN. The Company has 6 (six) applications pending with the U.S. Patent and Trademark Office for federal trademark registration for Geographics product lines. Additionally the Company has filed 6 (six) trademark applications pending in Canada and Australia for Geographic product lines in those countries, which applications are currently pending.

     The Company has two (2) registered U.S. copyrights for the following products, "GeoCrumpled" and "GEOCLOUDS".

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

EMPLOYEES

     As of November 8, 1996, the Company had 244 employees of whom 234 were employed at its Corporate headquarters in Blaine, Washington, 5 of whom were employed at the Company's facilities in the United Kingdom, and 5 of whom were employed at the Company's facilities in Australia. The manufacturing, warehousing and product distribution aspects of the business employs 192 employees, 36 employees work in administration and 16 employees work in various managerial positions. None of the Company's employees are subject to a collective bargaining agreement. Management believes that its relationship with its employees is good.

INFLATION

     Inflation has not had a significant impact on the Company's operations. However, any significant change in the price for paper or labor and environmental compliance costs could adversely impact the Company.

QUARTERLY FLUCTUATIONS

     The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing. Consequently, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

SEASONALITY

     A significant portion of the Company's customer orders are placed between August and October of each year in anticipation for shipment during the Company's third fiscal quarter, which includes the Christmas season. As a result, the Company has experienced, and is expected to continue to experience, such seasonal fluctuations in its operating results based upon past purchasing patterns.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company considers its properties to be suitable and adequate for their intended uses. These properties consist of the following:

     EXECUTIVE OFFICES AND DOMESTIC FACILITIES

     The Corporate office and manufacturing facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space. This facility was increased from 34,000 sq. ft to 49,000 sq. ft in December 1994. The facility was increased to its current size during fiscal year 1996, completing construction in late March 1996. Construction was financed by progress payments advanced from term bank loans described below. No construction in progress loan balances were outstanding at March 31, 1996.

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

     OTHER WHATCOM COUNTY FACILITIES

     The Company leased a 19,050 sq. ft. facility in Bellingham, Washington in October 1995. This facility is used in manufacturing, staging and shipping functions. The lease payments are $7,620 per month, triple net, the lease expires in October 1998, and the Company has an option to renew for another three year term. In February 1996, the Company also leased a 10,000 sq. ft. facility near Ferndale, Washington on a six month lease of $3,950 per month triple net. This facility was used to meet material staging and warehouse requirements while the new Blaine facilities were being completed and organized.

     EUROPEAN FACILITIES

     Geographics (Europe) Limited leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $5,202, triple net, expiring on February 14, 2006.

     AUSTRALIAN FACILITIES

     Upon the completion of the Graham's Graphics acquisition, the Company will assume the lease of 5,000 square feet of warehouse space near Brisbane, Australia.


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

                                       PART II

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

     The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the NASDAQ National Market System/OTC Bulletin Board and Toronto Stock Exchange, as reported by NASDAQ and the Toronto Stock Exchange.

                    NASDAQ NMS/OTC BULLETIN BOARD      TORONTO STOCK EXCHANGE
                           SYMBOL -GGIT                     SYMBOL - GGI
                                 US$                          CDN. $

1994                      HIGH         LOW              HIGH          LOW

First Quarter               -            -               $1.85       $0.90
Second Quarter               -          -                $1.75       $1.00
Third Quarter               -            -               $1.25       $1.00
Fourth Quarter               -          -                $1.35       $1.05

1995                      HIGH         LOW              HIGH          LOW

First Quarter               -            -              $1.70       $1.05
Second Quarter               -          -               $1.20       $0.90
Third Quarter               -            -              $1.05       $0.80
Fourth Quarter               -          -               $1.95       $0.80

1996                      HIGH         LOW              HIGH          LOW

First Quarter             $1.88       $1.13             $2.25       $1.74
Second Quarter            $3.44       $1.45             $4.60       $2.00
Third Quarter             $5.38       $3.00             $7.10       $4.00
Fourth Quarter(1)         $6.25       $4.50             $8.75       $6.10


1997                      HIGH        LOW               HIGH          LOW

First Quarter             $6.94      $4.75             $9.39         $6.88
Second Quarter            $5.69      $3.00             $7.30         $4.25
Third Quarter(2)          $3.40      $2.88             $4.75         $3.75


     (1) The Company's shares began trading on the NASDAQ National Market System effective March 8, 1996.

     (2) Third Quarter 1997 activity from October 1, 1996 to November 15, 1996.

     As of November 15, 1996, there were 275 holders of record of the Common Stock of Geographics, Inc. The closing bid price on the NASDAQ National Markets System at November 15, 1996 was $2.94.

     The Company currently intends to retain all earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. The Company, therefore, does not anticipate paying any dividends in the foreseeable future. The Company did not pay dividends during the three years ended March 31, 1996.

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

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

     The financial data included in the following table has been selected by the Company and has been derived from the consolidated financial statements for the period indicated. The following financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                             FISCAL YEAR ENDED MARCH 31,

                                                                                        (1)           (2)(3)
                                          1996            1995           1994           1993           1992
                                          ----            ----           ----           ----           ----
Operating revenues                     $22,613,635    $10,186,136     $6,900,875     $5,373,595     $3,880,228
Net income (loss)
  attributable to Common
  Stock                                  1,232,024        747,742    (1,241,518)        269,089      (180,944)
Net income (loss) per
  average common share
  outstanding                                  .19            .16          (.28)            .06          (.06)
Weighted average shares
  outstanding                            6,606,499      4,549,101      4,424,535      4,231,729      3,231,729

BALANCE SHEET DATA:

                                                         FISCAL YEAR ENDED MARCH 31,
                                                                                         (1)           (2)(3)
                                           1996            1995           1994           1993           1992
                                           ----            ----           ----           ----           ----

Working capital                         $5,831,031     $1,836,436       $869,651     $1,998,656       $770,698
Total assets                            24,738,041     10,614,673      6,788,067      5,358,937      5,336,137
Long term debt                           3,690,360      3,519,948      3,083,818      2,070,572      1,510,770
Stockholders' equity                     9,989,852      2,803,341      1,471,514      2,518,695      1,747,712

(1) As restated - The financial statements for the fiscal year ended March 31, 1993 have been restated to reflect adjustments to the carrying value of product display racks, inventory and investments in partnerships.

(2) As adjusted - Although the financial statements for the fiscal year ended March 31, 1992 have not been restated or reissued to reflect adjustments to the carrying value of product display racks, inventory and investments in partnerships, the selected financial data presented herein for 1992 has been adjusted to retroactively reflect the impact of these changes which were effective in fiscal year 1994.

(3) As restated - The financial statements for the fiscal year ended March 31, 1992 were previously restated to reflect a reorganization, to apply changes in methods of accounting and to correct certain errors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

GENERAL

    Geographics, Inc. was incorporated in 1974 and has primarily been a manufacturer of stick-on letters, rub-on letters, stencils and other signage products. The Company has significantly increased the scope of its operations with the development of "Geopaper" in 1992. Geopaper is a designer stationery or image paper with art or photo images printed on the paper. The Company began retooling and expanding facilities to facilitate the manufacture, warehouse and distribution of Geopaper products.

    Geopaper sales represented 65% of total sales in 1996, 21% of total sales in 1995 and 3% of total sales in 1994. Besides increasing as a percentage of sales, Geopaper sales were also responsible for significant increases in total Company sales. During 1996, Company sales increased 122% to $22,613,635 from $10,186,136 in 1995. During 1995, Company sales increased 48% to $10,186,136 from $6,900,875 in 1994.

RESULTS OF OPERATIONS

    The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:
                                                      FISCAL YEAR
                                               1996        1995       1994

STATEMENTS OF OPERATIONS DATA:
    Net sales                                 100.0%      100.0%     100.0%
    Cost of sales                              62.8        57.7       63.2
                                              -----       -----      -----
          Gross margin                         37.2        42.3       36.8

    Selling, general and administrative
        expenses                               25.4        28.2       45.1
    Amortization of goodwill                     .7         6.3        6.9
                                              -----       -----      -----
          Income from operations               11.1         7.8     (15.2)
                                              -----       -----      -----

    Other income                                 .6          .0        2.9
    Interest expense                          (3.5)       (4.5)      (5.2)
                                              -----       -----      -----
          Other income (expense)              (2.9)       (4.5)      (2.3)
                                              -----       -----      -----

    Income before provision for income
        taxes                                   8.2         3.3     (17.5)

    Income tax provision (benefit)              2.8       (4.0)         .5
                                              -----       -----      -----

    Net income                                  5.4%        7.3%    (18.0)%
                                              -----       -----      -----
                                              -----       -----      -----

FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

     Net Sales. Net sales increased 122% to $22,613,635 in fiscal 1996 from $10,186,136 in fiscal 1995. This increase was primarily attributable to the acceptance of the Geopaper program. The Geopaper program experienced a sales increase of 605% in fiscal 1996 to $14,800,000 compared to $2,100,000 for fiscal 1995. Geopaper sales increases were specifically due to shipments of Geopaper products to all Office Depot Inc. and OfficeMax stores in North America, as well as shipments of Geopaper products to 248 Wal-Mart stores in March 1996. Office Depot, Inc., the Company's largest customer, has announced intentions to merge with Staples, Inc. The Company currently sells to Staples of Canada (Business Depot) through its Canadian subsidiary, Geographics Marketing Canada, Inc., however Staples is not a customer of the Company's domestic operations. Management cannot estimate what impact, if any, this merger may have on the future sales and operating results of the Company.

     Signage and lettering sales for fiscal 1996 decreased 4% to $7,800,000 from $8,100,000 in fiscal 1995. The majority of the decline in signage and lettering sales was due to the Company discontinuing the sale of science fair presentation boards. In prior years, the Company has purchased presentation boards and bundled them with Geographics stick-on lettering products. In fiscal 1996, the Company continued to supply the lettering products, while the Company's customers began purchasing the presentation boards directly from the manufacturer. After adjusting sales for presentation boards, fiscal 1996 lettering and signage sales were slightly ahead of fiscal 1995 sales.

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

     Gross Margin. Cost of sales includes product manufacturing costs, occupancy and delivery costs. Gross profit as a percentage of sales decreased to 37.2% in fiscal 1996, from 42.3% in fiscal 1995. The decrease in the gross margin is the result of primarily two factors. The first factor results from a change in sales mix to products with lower gross margins. Geopaper represented 65% of sales while lettering and signage represented 35% of sales in 1996, compared to 21% and 79% of sales in 1995, respectively. Gross margins for Geopaper were approximately 31% while gross margins for lettering and signage were approximately 49% during fiscal 1996. The second factor results from manufacturing and labor inefficiencies created by the Company's 122% growth rate. This rapid growth forced the Company to substantially increase its facilities, equipment and work force, as well as utilize leased warehouse space in order to meet the increased sales demands. A more controlled growth pattern would have allowed the Company to more effectively manage the installation and usage of new equipment introduced to the production process, as well as phase in the expanded warehouse space without utilizing off-site facilities.

Other factors affecting the gross margin include:

(a) Raw Material cost increases/decreases. During fiscal 1996, the cost of the Company's raw materials for Geopaper (commodity large sheet plain paper) was extremely volatile in price. The raw material price changes during the year resulted in higher overall raw paper costs and higher production costs. The effect of the paper price increases on finished goods is somewhat limited as packaging and labor costs constitute the largest portions of finished Geopaper products.

(b) Selling price increases/decreases. During fiscal year 1996 the Company was able to pass the higher costs of raw paper on to its customers in the form of increased selling prices. Management cannot provide assurance that increases can be passed on in the future, nor can management provide assurances that decreases in raw materials will result in decreased selling prices.

(c) Expansion strategies. Expansion into Europe and other markets will result in opportunities and risks that will affect gross margins. Each market has differing competition, pricing levels and raw material costs. The Company intends to produce most of its products at its Blaine, Washington facility and may be at an advantage or disadvantage in various markets as a result. The Company strategy of exporting product to foreign markets demonstrates it's belief that it is more cost efficient to ship product than to manage separate manufacturing facilities in multiple countries.

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

(e) Facilities and equipment. During 1996, the Company noted logistical inefficiencies related to the layout of the Blaine Facility. Management anticipates the March 1996 completion of the Blaine facilities expansion should reduce or eliminate a number of logistical cost variances. The expanded Facility allows the Company to eliminate many of the off-site storage warehouses that were required to manage the increased levels of inventory during

1996. The Company will be able to reduce handling and storage costs, while improving logistics, during fiscal 1997 as inventory becomes centralized at the Company's Blaine Facility. The addition of more efficient printing and enhanced packaging equipment during fiscal 1996 and 1997 should also result in positive margin improvements as superior production lines are completed.

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

     Amortization of goodwill. Goodwill amortization declined to 0.7% of sales from 6.3% of sales for fiscal years 1996 and 1995 respectively. The decline was due in part to sales volumes, however, the decrease was largely due to the completion of the amortization of the goodwill related to the 1993 purchase of the lettering division of E-Z Industries. Fiscal 1996 included three months of amortization compared to twelve months of amortization during fiscal 1995.

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

FISCAL YEARS ENDED MARCH 31, 1995 AND 1994

     Net Sales. Net sales increased 48% to $10,186,136 in fiscal 1995 from $6,900,875 in fiscal 1994. This increase was primarily attributable to the acceptance of the Geopaper program. The Geopaper program experienced a sales increase of 1,109% in fiscal 1995 to $2,100,000 from $190,000 for fiscal 1994. This sales growth results directly from the growth of the office supply superstore industry, a major focus of the Company's marketing efforts.

Fast growing companies such as Office Depot, Office Max and Business Depot, which are among the fastest growing Companies in this industry, all carry the Company's products. The sales mix of Geopaper products increased to 21% of sales in fiscal 1995 from 3% of sales in fiscal 1994, while lettering and signage sales decreased to 79% of sales from 97% of sales for the same periods.

     Gross Margin. Cost of sales includes product manufacturing costs, occupancy and delivery costs. Gross profit as a percentage of sales increased to 42.3% in fiscal 1995 from 36.8% in fiscal 1994. The increase in the gross margin is the result of primarily two factors; (1) The Company wrote down many slow-moving or obsolete products during fiscal 1994 as the Company prepared for the launch of it's Geopaper product line and, (2) Manufacturing and labor efficiencies gained from new production and packaging equipment employed during fiscal 1995. This increase in margins was accomplished despite the market pressures experienced when selling to discount office supply superstores which demand the best possible prices. Geopaper has proven to be a successful product for these stores, thus allowing the Company to maintain improved profit margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses declined as a percentage of sales to 28.2% of sales in fiscal 1995 from 45.1% of sales in fiscal 1994. The decline is primarily due to the spreading of SG&A expenses over significantly higher sales volumes resulting from the success of the Geopaper programs, in addition to the effect of several cost-cutting measures implemented by the Company during fiscal 1995. The decrease was also attributable to various one-time costs of acquiring and integrating the EZ Letter Division into the Companies continuing operations during fiscal 1994.

     Amortization of goodwill. Goodwill amortization declined to 6.3% of sales from 6.9% of sales for fiscal years 1995 and 1994, respectively. The decline was primarily due to increased sales volumes. Fiscal 1995 included twelve months of amortization compared to nine months of amortization during fiscal 1994.

     Other income. Other income was 0.0% of sales in fiscal 1995, compared to 2.9% of sales during fiscal 1994. This category includes items such as management fees, foreign exchange gains, gains on disposition of fixed assets, and other miscellaneous items. Management does not anticipate a reoccurrence of this income in the future.

     Interest expense. Interest expense increased significantly to $457,499 during fiscal year 1995, compared to $356,060 for fiscal 1994. However, as a percentage of sales, interest expense declined in fiscal 1995 to 4.5% of sales compared to 5.2% for fiscal 1994. The acquisition of equipment used in the manufacture of Geopaper, in addition to higher bank debt related to facilities expansion and working capital requirements resulted in higher interest costs during fiscal 1995. The higher interest costs spread over a significantly higher sales volume in 1995 resulted in a decline in interest costs as a percentage of sales.

     Income tax provision (benefit). The income tax benefit in fiscal year 1995 was 4.0% of sales, compared to a provision of 0.5% of sales in fiscal 1994. The tax benefit was recognized in fiscal 1995 as management determined that future operating and taxable income would more likely than not be sufficient to fully recognize all deferred tax assets existing at March 31, 1995. As a result, the carrying value of the net deferred tax asset was increased and recognized as an income tax benefit during fiscal 1995. This benefit was non-reoccurring in nature and had no effect on fiscal 1996 results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations in general, and its Geopaper manufacturing operations in particular, are typically capital intensive. The Company has experienced from time to time significant negative cash flows from operating activities which have been offset by equity and debt financings. As the Company expands its production and distribution activities, it expects to experience negative cash flows from operating activities from time to time. In such circumstances, the Company will be required to fund at least a portion of production and distribution costs, pending receipt of anticipated future revenues, from working capital or from additional debt or equity financings from outside sources.

     Although the Company has the ability to finance its planned growth and expansion from operating cash flow, capital lease financing, and borrowings under the Company's existing credit facilities, the Company also considers alternative financing options, such as the issuance of common stock or convertible debt, in the event market conditions make such alternatives financially attractive. The Company's future financing requirements will be affected by the number of new customers, the strength of reorders by existing customers, the growth of existing customers, as well as the success of new products introduced by the Company. Additional financing might also be necessary in the event the Company pursues further expansion or business acquisition opportunities. There is no assurance the Company will be able to obtain such financing or that such financing, if available, will be on terms satisfactory to the Company.

     The revolving credit agreement, installment notes and capital lease obligations are collateralized by substantially all of the assets of the Company. Additionally, the revolving credit agreement and certain other financing arrangements require the Company to comply with several debt covenants, the most restrictive of which include the maintenance of liquidity and coverage ratios. The covenants include liquidity ratios which require the Company to maintain established levels of current and net worth ratios, and limits are established for cash flow coverage and capital expenditures. As of March 31, 1996, the Company is in compliance with the debt covenants.

FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

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

     In addition to bank borrowing, debt conversions and equity placements, the Company received $841,154 upon the exercise of stock options and warrants exercised during the fiscal year, resulting in the issuance of 768,000 shares of common stock.

     At March 31, 1996 certain officers and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%.

     During fiscal year 1996, the Company wound up and dissolved International Geographics of Ontario ("IGO"). The purpose of IGO was to distribute the Company's products in Canada. The dissolution of IGO has had a positive impact upon the Company as marketing and distribution to IGO's former customers is handled directly by its' subsidiary Geographics Marketing Canada, Inc. The financial impact resulting from this dissolution was insignificant.

     Subsequent to year end, the Company received $6,500,000 before expenses as the result of a private placement of 1,268,293 units at a price of $5.125 per unit. Each unit is composed of one share of stock and one warrant to purchase a share of stock at $6.50 per share. The proceeds were used to pay down the revolving credit line balances.

     Subsequent to year end, the Company agreed to purchase substantially all of the assets of Grahams Graphics Pty. Ltd., its exclusive distributor in Australia. The total purchase price is expected to approximate US$390,000 to be paid as follows: (i) the issuance of 50,000 shares of common stock (valued at an aggregate of US$200,000); (ii) the issuance of options to purchase an additional 50,000 shares of common stock for US$4.00 per share; (iii) the assumption of approximately US$150,000 in unsecured trade liabilities; and (iv) a one time cash payment of US$40,000. Upon the completion of the purchase transaction, the assets acquired and liabilities assumed will be contributed to the Company's wholly-owned Australian subsidiary, Geographics Australia Pty. Ltd. The effective date of this transaction will be July 1, 1996.

     NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company's principal cash flow requirements have been to fund working capital needs, including building inventory in the United States and the United Kingdom, as well as funding equipment deposits and prepaid expenses. The Company's sales are substantially on net sixty day terms, and trade receivables are used as collateral to provide the Company with a source of capital prior to their collection. Working capital requirements are reduced by the existence of vendor credit terms, which allow the Company to finance a portion of its inventory.

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

     NET CASH FLOWS FROM FINANCING ACTIVITIES. For the fiscal year ended March 31, 1996, the Company received a net $8,555,704 from various financing sources, compared to $1,697,768 for the prior fiscal year. For the year ended March 31, 1996, the Company increased current line of credit borrowings by $3,139,463, compared to $990,427 for the year ended March 31, 1995. Proceeds from long-term debt borrowings for fiscal year 1996, were $1,003,029, compared to $765,125 in fiscal 1995. Repayments of long-term debt in fiscal 1996 were $467,986 compared to $232,685 in fiscal 1995. The Company received $2,452,573 from officers and directors in the form of notes during fiscal 1996, while $22,746 was received from officers and directors in fiscal year 1995. Repayments of notes payable to officers and directors were $398,629 in fiscal 1996 compared to $134,888 in fiscal 1995. In addition the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $2,827,254 in fiscal 1996, compared to $287,043 in fiscal year 1995. The proceeds received from the above debt and equity financings were primarily utilized to finance working capital requirements, building expansion and equipment acquisitions related to the success of the Geopaper program.

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

FISCAL YEARS ENDED MARCH 31, 1995 AND 1994

     NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company experienced negative operating cash flows during fiscal year 1995 and 1994 ($379,162 for fiscal 1995 and $275,137 for fiscal 1994). Contributing to the negative cash flow from operations was the increase in trade receivables and related party trade receivables balances. Total trade receivables for fiscal 1995 increased 192% to $2,751,299 compared to $940,501 for fiscal 1994. The increase in receivables of 192% at year end fiscal 1995 over fiscal 1994 year end balances is consistent with the rapid sales growth the Company enjoyed during fiscal 1995. Also contributing to the increase in receivables was a large sales increase in fourth quarter sales to office supply superstores which require relatively longer credit terms.

     The Company also expended significant amounts of working capital to increase their inventories which increased to $2,901,155 at March 31, 1995 from $1,841,481, an increase of 58%. The 58% increase in inventory was due in part to the following factors: (1) Building of inventory in anticipation of higher sales levels in fiscal 1996 in keeping with management's philosophy that the building of inventory is preferable and less expensive than losing customers due to product shortages during growth periods, and (2) The Company has a continuing Geopaper design development program, consequently new product designs are printed and stored in inventory pending initial releases to customers.

     NET CASH FLOWS FROM FINANCING ACTIVITIES. For the fiscal year ended March 31, 1995, the Company received a net $1,697,768 from various financing sources, compared to $2,339,358 for the prior fiscal year. For the year ended March 31, 1995, the Company increased current line of credit borrowings by $990,427, compared to $968,835 for the year ended March 31, 1994. Proceeds from long-term debt borrowings for fiscal 1995, were $765,125, compared to $1,351,924 in fiscal 1994. Repayments of long-term debt in fiscal 1995 were $232,685 compared to $214,904 in fiscal 1994. The Company received $22,746 from officers and directors in the form of notes during fiscal 1995, while $49,184 was received from officers and directors in fiscal year 1994. Repayments of notes payable to officers and directors were $134,888 in fiscal 1995 compared to $10,018 in fiscal 1994. In addition the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $287,043 in fiscal 1995, compared to $194,337 in fiscal year 1994. The proceeds received from the above debt and equity financing were primarily utilized to finance working capital requirements, building expansion and equipment acquisitions related to the success of the Geopaper program.

     NET CASH FLOWS FROM INVESTING ACTIVITIES. The Company experienced a net negative cash flow from investing activities for fiscal 1995, of $1,303,258, compared to a negative cash flow from investing activities of $2,096,849 for fiscal 1994. The Company made significant investments to increase its Geopaper production capacity by acquiring printing presses, paper cutting equipment, packaging equipment, computers, trucks and warehouse racking. In addition, the Company expended $1,500,000 on the purchase of the EZ Letter Division of EZ Industries during fiscal 1994. The Company also borrowed $250,422 and $34,376 from related partnerships during the fiscal years ended March 31, 1995 and 1994, respectively.

ITEM 8.   FINANCIAL STATEMENTS

     The financial statements and supplementary data are included under Item 14
(a) 1. and (a) 2. of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     NAME                  AGE     POSITION
     ----                  ---     --------

     Ronald S. Deans       63      Chairman of the Board of Directors,
                                   President, Chief Executive Officer,  Chief
                                   Financial Officer and Secretary
     Mark G. Deans         31      Director, Executive Vice President-Marketing
     R. Scott Deans        34      Director, Executive Vice President-Operations
     Moises Cosio          65      Director
     Alan D. Tuck Jr.      53      Director
     Robert S. Parker      50      Director
     Luis Alberto Morato   36      Director

     RONALD S. DEANS has served as the Chairman, Chief Executive Officer and President of the Company since he founded the Company in 1973. He has also served as the Company's interim Chief Financial Officer and Secretary since September 4, 1996. The Company expects to name a new Chief Financial Officer and Secretary in the near future. Mr. Deans has over thirty years experience in the graphics arts and office products retailing industry. Prior to founding the Company , he had served as sales manager for Letraset Canada Ltd. Mr. Deans is responsible for strategic planning and business development of the Company.

     MARK G. DEANS joined the Company in May 1985 working in the marketing department. Mr. Deans was promoted to Vice President-Marketing in April 1990, and was promoted to Executive Vice President-Marketing in September 1995. Mr. Deans has served as a director of the Company since November 1994. Ronald S. Deans is the father of Mark G, Deans. Mr. Deans is responsible for the development of new products, sales and marketing programs including relationships with major customers.

     R. SCOTT DEANS joined the Company in February 1985 working in the marketing and operations departments. Mr. Deans was promoted to Vice President-Operations in January 1990, and promoted to Executive Vice President-Operations in September 1995. Mr. Deans has served as a director of the Company since September 1995. Ronald S. Deans is the father of R. Scott Deans. Mr. Deans is responsible for all manufacturing operations of the Company.

     MOISES COSIO has served on the Company's board of directors since January 1995. Mr. Cosio is an international financier residing in Mexico. Mr. Cosio has been appointed to various boards including Telefonos de Mexico, a publicly traded company, and has investment interests in Grupo Carso, InverMexico, Mexican subsidiaries of Kimberly-Clark and John Deere. Mr. Cosio also owns luxury hotels in Ixtapa, Acapulco and Mexico City.

     ALAN D. TUCK JR. has served on the board of directors of the Company since August 1995. Mr. Tuck is President of Greenway Pump Inc., a privately held company performing research an development of hydraulic pumps since March 1992. Mr. Tuck is also an inventor and holder of several U.S. patents. From July 1989 to March 1992, Mr. Tuck operated Fluid Systems Engineering, a privately held company performing research and development of hydraulic pumps. Mr. Tuck is a graduate of the United States Air Force Academy and former U.S. Air Force Officer and a recipient of a Juris Doctor Degree from the University of California School of Law in Davis, California.

     ROBERT S. PARKER has served on the Board of Directors since April 1996. Mr. Parker has been the President of Sanford Corporation, a manufacturer of writing instruments and office supplies, since December 1990. Sanford Corporation is a subsidiary of Newell Co., a publicly traded company.

     LUIS ALBERTO MORATO has been a director of the Company since October 1995. From March 1993 to the present, Mr. Morato has been an independent civil engineering consultant. From June 1982 to March 1993, Mr. Morato was a budget manager with Bytsa De C.V. Mr. Morato is the son-in-law of Mr. Fidel Garcia Carrancedo, a former director of the Company and current principal stockholder of the Company.

     The Company pays each non-employee director a fee of $500 per month, plus $750 for each Board of Directors meeting attended. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of Board of Directors meetings. Directors of the Company who are also employees of the Company do not receive fees for their services as directors.


BOARD COMMITTEES AND MEETINGS

     During the fiscal year ended March 31, 1996, there were two (2) Meetings of the Company Board of Directors. Each Board member attended 75% or more of the aggregate of the Meetings of the Board of Directors and the Meetings of all Committees of the Board of Directors on which they served.

     The Audit Committee was established in April 1991. The Audit Committee's function is to make recommendations concerning the effectiveness of the Company's internal auditing methods and procedures, to determine through discussions with independent auditors whether any limitations or restrictions have been placed upon them in connection with either the scope of the audit or its implementation, to review the financial statements and related notes with the auditors to ensure the statements and notes fully disclose all material facts of the Company, and to recommend approval or non-approval of such financial statements and related notes. The members of the Audit Committee are currently Alan D. Tuck, Jr., Chairman and Ronald S. Deans. Fidel Garcia Carrancedo was previously a member of the Audit Committee through September 20, 1996, at which time he resigned from the Board of Directors. The Board intends to replace this position on the Audit Committee as soon as practical. The Audit Committee met one time during fiscal 1996 and all members attended the meeting.

     The Compensation Committee was established in April 1991. The Compenstion Committee's function is to monitor and make recommendations with respect to compensation of senior officers, as well as the granting of stock options and stock awards. The members of the Compensation Committee are Robert S. Parker, Chairman, Ronald S. Deans and Alan D. Tuck, Jr. The Compensation Committee met one time during fiscal 1996 and all members attended the meeting.

     The Company does not have a nomination committee.

ITEM 11.  EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE

Name and                                                                     Restricted                Other
Principal                                                    Other Annual    Stock        Options/     LTIP          All
Position               Period      Salary          Bonus     Compensation    Award(s)     SARs(#)      Payouts  Compensation
--------               ------      ------          -----     ------------    --------     -------      -------  ------------
Ronald S. Deans        1996       $234,000        $87,629         0              0         30,000        0        $321,629
Chairman,              1995        181,666              0         0              0              0        0         181,666
President & CEO        1994        180,000              0         0              0         20,000        0         180,000

Mark G. Deans          1996       $111,694        $28,184         0              0         32,000        0         139,878
Director               1995         79,243              0         0              0         30,000        0          79,243
Executive Vice         1994         75,000              0         0              0         14,000        0          75,000
President-Marketing

R. Scott Deans         1996       $111,694        $28,184         0              0         32,000        0         139,878
Director               1995         79,243              0         0              0         30,000        0          79,243
Executive Vice         1994         75,000              0         0              0         14,000        0          75,000
President-Operations

Terry A. Fife          1996      $  86,914       $  8,482         0              0              0        0          95,396
Secretary              1995         31,911*             0         0              0         54,000        0          31,911
Vice President-        1994              0              0         0              0              0        0               0
Finance & CFO

 * Mr. Fife was hired in October 1994, and resigned September 4, 1996.

EMPLOYMENT AGREEMENTS

    The Company has no written employment agreements with any of its officers or directors as of March 31, 1996, although the Company intends to establish written agreements with its officers and directors in the future.


OPTION/SAR GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

                    Percent of Number      Total Options/SARs            Exercise or
                of Securities Underlying  Granted to Employees            Base Price                Expiration
Name            Options/SARs Granted (#)     in Fiscal Year                ($/Sh)                      Date
----------------------------------------------------------------------------------------------------------------
Ronald S. Deans            6.0%                  30,000                   Cdn $2.30            August 18, 2000
Mark G. Deans              6.5%                  12,000                   Cdn $2.00            April 25, 2000
                                                 20,000                   Cdn. $4.15           October 10, 2000
R. Scott Deans             6.5%                  12,000                   Cdn $2.00            April 25, 2000
                                                 20,000                   Cdn. $4.15           October 10, 2000

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

                                                                     Value of
                                                      Number of      Unexercised
                                                      Unexercised    In-the-Money
                                                      Option/SARs at Options/SARs at
                  Shares                              FY-End (#)     FY-End
                  Acquired on       Value             Exercisable/   Exercisable/
Name              Exercise (#)      Realized          Unexercisable  Unexercisable
--------------------------------------------------------------------------------------
Ronald S. Deans   90,000            $373,543          0/30,000       $0/92,347
Mark G. Deans     86,000            $353,253          0/20,000       $0/34,671
R. Scott Deans    86,000            $353,253          0/20,000       $0/34,671
Terry A. Fife     54,000            $207,127          0              0

     As of March 31, 1996, the Company had reserved 220,000 shares of common stock for issuance to key employees, officers and directors. Options to purchase the Company's common stock are granted at a price equal to the market price of the stock at the date of grant, and are exercisable upon issuance and regulatory approval. All options expire no more than five years after the date of grant. Option prices per share are expressed in Canadian dollars. The rate of exchange as of November 15, 1996 was US $.752 = Cdn $1.00.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    Mr. Ronald S. Deans, a member of the Company's Compensation and Audit Committee, is the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman, Director and Principal Shareholder of the Company. During the fiscal year ended March 31, 1996, Mr. Deans received $321,629 in salary, bonus and stock compensation.

BOARD OF DIRECTORS COMPENSATION REPORT ON EXECUTIVE COMPENSATION

    The Company's Compensation Committee (the "Committee") is comprised of Robert S. Parker, Chairman, Alan D. Tuck, Jr. and Ronald S. Deans. Mr. Parker and Mr. Tuck are outside directors, while Mr. Deans is an inside director. The committee has the overall responsibility to review and approve the Company's executive compensation programs. To assist the Company in recruiting, motivating and retaining high caliber executives, the Company has approved a compensation policy that pays key executives for superior results. The current compensation program for executive officers consists of three major elements: (1) base salary, (2) performance based discretionary cash bonus and (3) periodic stock option grants.

    BASE SALARY. It is the policy of the Company to review executive officer base salaries each year in relation to comparable positions of responsibility in similar sized companies. This does not assure an increase in salary. In establishing base salary levels, the Committee considers the competitiveness of the entire compensation package.

    STOCK OPTION GRANTS. The Company believes that the ability to use the Stock Option Plan to attract and retain key personnel has been essential to the growth of the Company. Stock option grants are designed to concurrently reward the stockholders and recipients since the executive officers realize increases in value from the stock options will occur only if the stock price, and thus stockholder value, also increases. Additionally, this element of compensation encourages and creates ownership and retention of the Company's stock by key employees and further aligns the long-range interests of these employees with those of the stockholders by allowing key employees to build a meaningful ownership stake in the Company.

    CHIEF EXECUTIVE OFFICER COMPENSATION. It is the policy of the Compensation Committee to review the base salary of the Chief Executive Officer each year in relation to comparable positions of responsibility in companies of similar size. This does not assure an increase in salary. Mr. Deans base salary was $234,000 during the fiscal year ended March 31, 1996, an increase of $52,334 over Mr. Deans base salary during the fiscal year ended March 31, 1995. This increase was approved by the Compensation Committee and was based upon the significant increase in the growth and profitability of the Company during the fiscal years ended March 31, 1996 and 1995. Mr. Deans also received a bonus of $87,629 during the fiscal year ended March 31, 1996, an increase of $87,629 over the fiscal year ended March 31, 1995. This bonus was approved by the Compensation Committee and was based upon a fixed calculation tied to the relative growth of the Company's sales and profitability. The output of this calculation is then adjusted by the Compensation Committee for Mr. Deans contributions to the relative growth and profitability of the Company in relation to those benchmarks created by the Compensation Committee to evaluate the performance of Mr. Deans as Chief Executive Officer.

    COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(M) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public companies for compensation for over $1 million paid to the Chief Executive Officer and the Company's four other most highly-paid executive officers. Performance based compensation is not subject to the deduction limit if certain requirements are met. The Company intends to structure the performance-based position of the compensation to its executive officers, when and if awarded in the future, in a manner that complies with the statute.


PERFORMANCE GRAPH

    The Securities and Exchange Commission requires that the Company include a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a performance indicator of the overall stock market and either a published industry index or company-determined peer group. The Company has elected to exclude this information from this filing as the Company became listed on NASDAQ shortly before year end. Consequently, pertinent market information related to stockholder returns for the previous five years is not available.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth Common Stock ownership as of November 8, 1996 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Information with respect to the percent of class is based on 9,416,877 shares of the Company's Common Stock issued and outstanding as of November 8, 1996.

                                                         Shares         Percent
Name and Address (1)                              Beneficially Owned(2) of Class
                                                  --------------------- --------

Ronald S. Deans (3)                                    716,907           7.6%
Mark G. Deans (4)                                      442,279           4.7%
R. Scott Deans (5)                                     444,518           4.7%
Moises Cosio (6)                                       169,600           1.8%
Alan D. Tuck Jr. (7)                                   150,512           1.6%
Robert Parker (8)                                       30,000            .3%
Luis Alberto Morato (9)                                 20,000            .2%
All Officers and Directors as a Group (7 persons)    1,973,816          20.0%
Fidel Garcia Carrancedo (10)                         1,426,968          15.2%
Platinum Partners, L.P.,
  Mr. Calvin Hori, Hori Capital Management (11)        660,000           7.0%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1555 Odell Road, Blaine, Washington 98231. Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment with respect to all of the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of this filing have been exercised.

(3) Mr. Ronald Deans is Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company. Includes 43,000 shares in the name of his wife, Ann Deans, and 28,775 shares held by the Geographics, Inc. 401(k) Plan for which Mr. Deans has voting control. The beneficially owned shares for Mr. Deans also includes 30,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $2.30 Cdn. and expire August 18, 2000. The shares beneficially owned by Mr. Deans also includes 9,756 shares and 9,756 warrants purchased by Mr. Deans in the May 1996 Offering.

(4) Mr. Mark Deans is a Director and Executive Vice President - Marketing of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(5) Mr. Scott Deans is a Director and Executive Vice President - Marketing of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Deans. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(6)  Mr. Cosio is a Director of the Company.

(7) Mr. Tuck is a Director of the Company. Includes 30,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Tuck. His options are exercisable at $2.30 Cdn. and expire August 18,

     2000. The shares beneficially owned by Mr. Tuck also includes 9,756 shares and 9,756 warrants purchased by Mr. Tuck in the May 1996 Offering.

(8)  Mr. Parker is a Director of the Company.

(9) Mr. Morato is a Director of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of certain stock options by Mr. Morato. His options are exercisable at $4.15 Cdn. and expire October 10, 2000.

(10) Mr. Carrancedo is a former Director of the Company who resigned from that position on September 20, 1996 for personal reasons. His address is 555 Reforma, Mexico City, Mexico.

(11) The address for each of these persons is One Liberty Square, Fourth Floor, Boston, MA 02109. The information is based solely upon a Schedule 13D dated June 27, 1996. Of the 660,000 shares shown as beneficially owned by Platinum Partners, Mr. Calvin Hori, and Hori Capital Management, Inc., Mr. Hori has sole voting power and sole dispositive power of such shares.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 5% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4, and 5.

     To the Company's knowledge, based solely upon review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996, all such Section 16(a) filing requirements appear to be satisfied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEBT AND EQUITY INSTRUMENTS ISSUED TO OFFICERS AND DIRECTORS

     During the three years ended March 31, 1996, the Company concluded several transactions involving officers and directors of the Company. These transactions included the issuance of convertible debentures, the conversion of debentures into common shares and private placements of common shares. These transactions are as follows:

     On June 29, 1993, the Company completed a private placement of $1,000,000 of 8% convertible debentures to nine Canadian residents, none of which were officers, directors or otherwise related to the Company at the time. Richard Thompson, a former Director of the Company from September 1993 to October 1995 (whose principal amount of debenture equaled $100,000 convertible into 90,400 shares of Common Stock) was an original participant in the private placement. The principal amount of the debentures were convertible at the option of the holders at the rate of 904 common shares per principal amounts of $1,000. Holders of the debentures converted an aggregate $990,000 principal amounts for 894,960 shares of Common Stock and $10,000 principal amounts for 9,040 shares of Common Stock during the years ended March 31, 1996 and 1995, respectively. The outstanding balances of the convertible debentures were $0, $990,000 and $1,000,000 at March 31, 1996, 1995 and 1994, respectively.

     On April 18, 1994, the Company completed a private placement of $200,000 of convertible debentures which paid interest at a rate of prime plus 2% and were convertible into Common Stock of the Company at Cdn$1.25 per share, not to exceed a total of 219,178 shares of Common Stock of the Company. The debentures were purchased by Ronald S. Deans, the Company's Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (whose principal amount of debenture equaled $100,000, convertible into 109,589 shares of Common Stock), and Fidel Garcia Carrancedo, a former Director and current principal stockholder of the Company (whose principal amount of debenture equaled $100,000, convertible into 109,589 shares of Common Stock). On September 15, 1995, Ronald S. Deans and Fidel Garcia Carrancedo each converted debentures in the amount of $100,000 into 109,589 shares of Common Stock (for an aggregate amount of $200,000 into 219,178 shares of Common Stock). The outstanding balances of the convertible debentures were $0 and $200,000 at March 31, 1996 and 1995, respectively.

     On March 23, 1995, Ronald S. Deans (whose principal amount of debenture equaled $100,000, convertible into 93,063 shares of Common Stock), Fidel Garcia Carrancedo (whose principal amount of debenture equaled $200,000, convertible into 186,127 shares of Common Stock), Mark G. Deans, a Director and Executive Vice President-Marketing of the Company (whose principal amount of debenture equaled $25,000, convertible into 23,266 shares of Common Stock), and R. Scott Deans, a Director and Executive Vice President-Operations of the Company (whose principal amount of debenture equaled $25,000, convertible into 23,266 shares of Common Stock) converted $287,042 of the principal amount into 325,722 shares of Common Stock of the Company. The remaining balance of these convertible debentures ($62,958) were repaid in connection with the March 30, 1995 warrant exercise discussed below. These debentures were issued during 1991 and were convertible at the holders option into common shares of the Company at Cdn$1.25 per share to a maximum of 325,722 shares of Common Stock. These debentures also had attached warrants to purchase an additional 325,722 shares of Common Stock at Cdn$1.25 per share. The outstanding balances of the convertible debentures were $0, $0 and $350,000 at March 31, 1996, 1995, and 1994, respectively.

     On March 30, 1995, Ronald S. Deans (93,063 shares of Common Stock), Fidel Garcia Carrancedo (186,127 shares of Common Stock), Mark G. Deans (23,266 shares of Common Stock), and R. Scott Deans (23,266 shares of Common Stock) exercised 325,722 warrants to purchase 325,722 shares of Common Stock at Cdn$1.25 per share., for which the Company received gross proceeds of US$287,043. The remaining balance of the convertible debentures noted above and cash from the warrant-holders funded the entire amount received by the Company in consideration for the Common Stock issuance.

     On September 26, 1995, the Company issued $996,000 of convertible debentures payable to certain officers and directors of the Company, including Ronald S. Deans (whose principal amount of debenture equaled $527,882, convertible into 145,344 shares of Common Stock), Fidel Garcia Carrancedo (whose principal amount of debenture equaled $328,680 convertible into 90,497 shares of Common Stock), Mark G. Deans (whose principal amount of debenture equaled $69,719, convertible into 19,196 shares of Common Stock), and R. Scott Deans (whose principal amount of debenture equaled $69,719, convertible into 19,196 shares of Common Stock). The debentures were convertible at the holders option into shares of Common Stock of the Company at Cdn. $4.45 per share, to a maximum 274,233 shares of Common Stock. On December 22, 1995, these debentures were converted into 274,233 shares of Common Stock, and are no longer outstanding.

     On January 23, 1996, the Company completed a private placement of 500,000 shares of Common Stock with certain officers and directors of the Company including Ronald S. Deans (136,000 shares of Common Stock), Fidel Garcia Carrancedo (200,000 shares of Common Stock), Mark G. Deans (65,000 shares of Common Stock), and R. Scott Deans (79,000 shares of Common Stock). Each share was purchased at a price of Cdn. $5.75. Total cash proceeds received by the Company were US$2,117,092 and the net cash proceeds to the Company were US$1,906,100.

     At March 31, 1996, Ronald S. Deans ($1,212,707) and Fidel Garcia Carrancedo ($52,004) had advanced the Company an aggregate of $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities of the Company. Interest on these notes are payable monthly at the rate of prime plus 1%.

     Total interest costs associated with the notes and debentures with related parties was approximately $60,000 during the years ended March 31, 1996 and 1995.

MARTIN DISTRIBUTION

     Martin Distribution Inc. ("Martin") acted as a national distributor of the Company's products in Canada from September 1990 through March 31, 1996. Martin is owned by the estate of Martin Carrancedo, a former director of the Company. Martin imported the Company's products into Canada, facilitated customs clearing and distributed the Company's products to customers in Canada. Prior to March 31, 1996, all sales of the Company's products within Canada were sold through Martin. Sales to Martin amounted to $2,854,935, $1,056,750 and $530,462 during the years ended March 31, 1996, 1995 and 1994, respectively. Trade receivables due from Martin amounted to $899,422 and $338,875 at March 31, 1996 and 1995, respectively.

     Martin sold product valued at $118,659, $261,765 and $496,762 during the years ended March 31, 1996, 1995 and 1994, respectively to International Geographics of Ontario ("IGO"). IGO is a partnership which is 70% owned by the Company and 30% owned by a marketing agent of the Company. IGO was dissolved during fiscal 1996, its functions will be assumed by Geographics Marketing Canada Inc.

     The Company recorded management fee income from Martin and IGO of $155,651 and $46,477, respectively during the year ended March 31, 1994.

     Mark G. Deans, a director and officer of the Company, serves as a director of Martin Distribution Inc. Fidel Garcia Carrancedo, a former director and principal stockholder of the Company, is the brother of the late Martin Carrancedo. There is no relationship, however, between Fidel Garcia Carrancedo and Martin Distribution Inc. Effective April 1, 1996 the Company will replace Martin as it's Canadian national distributor with Geographics Marketing Canada Inc., a wholly owned subsidiary of the Company. The Company does not expect the substitution of Geographics Marketing Canada Inc. for Martin to have any material affect on sales or profits.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and (a) 2.   Financial Statements and Schedules

     The financial statements listed on the index to financial statements incorporated in this Form 10-K.

     (b)  Reports on Form 8-K

     No reports were filed by the Company on Form 8-K during the fiscal year ended March 31, 1996.

     (d) Financial Statement Schedules Excluded From the Annual Report to Shareholders

     Not applicable.

     (a) 3. and (c) Exhibits

     The following Exhibits are incorporated by reference or included in this report:

NUMBER         DESCRIPTION OF DOCUMENT
------         -----------------------

3.1            Restated Articles of Incorporation (1)
3.2            Restated Bylaws (1)
3.3            Geographics Marketing Canada Inc. - Articles of Incorporation.(2)
3.4            Geographics (Europe) Limited - Articles of Association (2)
4.1 Directors Resolution and Private Placement Subscription Agreements for $1,000,000
               Convertible Debentures dated June 23, 1993. (1)
10.1 Agreements whereby the Company acquired the assets of the letter division of E.Z.
               Industries Inc., dated July 2, 1993. (1)
10.2           Lease - 4030 Iron Gate (2)
10.3           Lease - Unit 4 Iceni Court (2)
10.4           Loan Documents (2)
21.1           List of the Company's subsidiaries (2)
27.1           Financial Data Schedule (2)

(1)  Incorporated by reference to the Exhibits to the Registration Statement on
     Form 10 as amended, as   filed with the Securities and Exchange Commission
     effective date November 11, 1995.

(2) Incorporated by reference to the Exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 1996, as previously filed with the Securities and Exchange Commission.

SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 1996.


                                  GEOGRAPHICS, INC.



                                  By: /s/ Ronald S. Deans
                                      ---------------------------
                                       Ronald S. Deans, Chairman of the Board,
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Secretary

     In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

SIGNATURE
                              Chairman of the Board,
                              President, Chief Executive
                              Officer, Chief Financial
/s/ Ronald S. Deans           Officer and Secretary         November 22, 1996
-------------------------
Ronald S. Deans

                              Director, Executive
/s/ Mark G. Deans             Vice President-Marketing      November 22, 1996
-------------------------
Mark G. Deans

                              Director, Executive
/s/ R. Scott Deans            Vice President-Operations     November 22, 1996
-------------------------
R. Scott Deans


/s/ Alan D. Tuck Jr.          Director                      November 22, 1996
-------------------------
Alan D. Tuck Jr.


/s/ Robert S. Parker          Director                      November 22, 1996
-------------------------
Robert S. Parker

                                  GEOGRAPHICS, INC.
                                  TABLE OF CONTENTS
                            March 31, 1996, 1995 and 1994



                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . . .    1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

     Statement of Income. . . . . . . . . . . . . . . . . . . . . . . . . .    3

     Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . . .    4

     Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .    5

     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .6-14

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geographics, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended March 31, 1994 were audited by other auditors whose report dated August 12, 1994 expressed an unqualified opinion on those statements.


/s/ Moss Adams LLP


Bellingham, Washington
May 31, 1996

                                GEOGRAPHICS, INC.
                            CONSOLIDATED BALANCE SHEET
                              March 31, 1996 and 1995

                                                                   ASSETS
                                                                                             1996                 1995
                                                                                          -----------         -----------
CURRENT ASSETS
  Cash                                                                                   $   50,028          $   15,348
  Accounts Receivable
    Trade receivables, net of allowance for doubtful accounts
       of $146,926 in 1996 and $115,000 in 1995                                           4,974,156           2,412,324
    Related party receivables                                                               899,422             338,975
    Other receivables                                                                        62,572              59,215
  Inventory                                                                               9,139,273           2,901,155
  Deferred income taxes                                                                     970,000              69,000
  Prepaid expenses and equipment deposits                                                   793,409             331,803
                                                                                        -----------         -----------

       Total current assets                                                              16,888,860           6,127,820

PROPERTY, PLANT AND EQUIPMENT, net                                                        7,286,694           3,792,192

DEFERRED INCOME TAXES                                                                       192,000             460,000

INVESTMENTS IN PARTNERSHIPS                                                                (34,484)            (91,270)

OTHER ASSETS                                                                                404,971             166,163

GOODWILL, net                                                                                -                  159,768
                                                                                        -----------         -----------

TOTAL ASSETS                                                                            $24,738,041         $10,614,673
                                                                                        -----------         -----------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                                                                   $5,322,939          $2,183,476
  Accounts payable                                                                        2,634,598           1,318,601
  Accrued liabilities                                                                     1,033,905             409,149
  Income tax payable                                                                        145,278               8,633
  Notes payable to officers and directors                                                 1,264,711              -
  Current portion of long-term debt                                                         656,398             371,525
                                                                                        -----------         -----------

       Total current liabilities                                                         11,057,829           4,291,384

LONG-TERM DEBT                                                                            3,690,360           3,319,948

DEBENTURES AND NOTES PAYABLE TO OFFICERS AND DIRECTORS                                       -                  200,000
                                                                                        -----------         -----------

       Total liabilities                                                                 14,748,189           7,811,332
                                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - 10,000,000 authorized, 8,004,584 and 5,176,213
    issued and outstanding in 1996 and 1995, respectively                                 9,620,068           3,665,581
  Retained earnings (accumulated deficit)                                                   369,784           (862,240)
                                                                                        -----------         -----------

       Total stockholders' equity                                                         9,989,852           2,803,341
                                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $24,738,041         $10,614,673
                                                                                        -----------         -----------

          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GEOGRAPHICS, INC.
                            CONSOLIDATED STATEMENT OF INCOME
                        Years Ended March 31, 1996, 1995 and 1994

                                                         1996                1995                1994
                                                   -------------       -------------       -------------
SALES
  Retail sales                                       $19,758,700          $9,129,886          $6,370,413
  Related party sales                                  2,854,935           1,056,250             530,462
                                                   -------------       -------------       -------------
    Total sales                                       22,613,635          10,186,136           6,900,875

COST OF SALES                                         14,194,505           5,881,649           4,359,505
                                                   -------------       -------------       -------------
    Gross margin                                       8,419,130           4,304,487           2,541,370

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,734,901           2,873,476           3,109,562

AMORTIZATION OF GOODWILL                                 159,768             639,067             479,300
                                                   -------------       -------------       -------------
    Income (loss) from operations                      2,524,461             791,944          (1,047,492)
                                                   -------------       -------------       -------------

OTHER INCOME (EXPENSE)
  Other income                                           130,090               1,930             196,834
  Interest expense                                      (787,848)           (457,499)           (356,060)
                                                   -------------       -------------       -------------
    Total other income (expense)                        (657,758)           (455,569)           (159,226)
                                                   -------------       -------------       -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        1,866,703             336,375          (1,206,718)

INCOME TAX PROVISION (BENEFIT)                           634,679            (411,367)             34,800
                                                   -------------       -------------       -------------
NET INCOME  (LOSS)                                    $1,232,024            $747,742         $(1,241,518)
                                                   -------------       -------------       -------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary                                                   $.19                $.16               $(.28)
                                                            ----                ----               -----
  Assuming full dilution                                    $.18                $.14               $(.28)
                                                            ----                ----               -----

SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARE
  Primary                                              6,606,499           4,549,101           4,424,535
                                                   -------------       -------------       -------------
  Assuming full dilution                               7,204,220           5,816,260           4,424,535
                                                   -------------       -------------       -------------


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GEOGRAPHICS, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years Ended March 31, 1996, 1995 and 1994


                                                        Common Stock           Retained
                                                  -------------------------     Earnings
                                                   Shares         Amount        (Deficit)      Total
                                                 ----------    -----------    ------------- ------------
BALANCE, March 31, 1993                          4,231,729   $  2,887,159    $  (368,464)  $  2,518,695

Common shares issued for cash
on exercise of options                             284,000        194,337          -            194,337

Net loss                                             -              -         (1,241,518)    (1,241,518)
                                                ----------     ----------    -----------    -----------

BALANCE, March 31, 1994                          4,515,729      3,081,496     (1,609,982)     1,471,514

Notes payable and debentures converted
to common stock                                    334,762        297,042          -            297,042

Common stock issued for cash
on exercise of warrants                            325,722        287,043          -            287,043

Net income                                           -              -            747,742        747,742
                                                ----------     ----------    -----------    -----------

BALANCE, March 31, 1995                          5,176,213      3,665,581       (862,240)     2,803,341

Proceeds from issuance of common stock             520,000      1,986,100          -          1,986,100

Notes payable, debentures and other liabilities
converted to common stock                        1,540,371      2,169,233          -          2,169,233

Common stock issued for cash on exercise
of stock options and warrants, including
income tax benefit                                 768,000      1,799,154          -          1,799,154

Net income                                           -              -          1,232,024      1,232,024
                                                ----------     ----------    -----------    -----------

BALANCE, March 31, 1996                          8,004,584     $9,620,068       $369,784     $9,989,852
                                                ----------     ----------    -----------    -----------


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   GEOGRAPHICS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                       Years Ended March 31, 1996, 1995 and 1994
                              Increase (Decrease) in Cash


                                                                                   1996           1995           1994
                                                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $ 1,232,024    $   747,742    $(1,241,518)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
  Depreciation and amortization                                                 1,124,999      1,295,262        936,266
  Deferred income taxes                                                           125,000       (529,000)        34,800
  Loss on sale of property and equipment                                              594         13,468         12,687
  Equity income from investment in partnerships                                         -              -        (30,639)
CHANGES IN NONCASH OPERATING ASSETS AND LIABILITIES
  Trade receivables                                                            (2,561,832)    (1,471,823)      (287,411)
  Related party receivables                                                      (560,447)      (338,975)        68,758
  Other receivables                                                                (3,357)       (19,504)       (12,386)
  Inventory                                                                    (6,238,118)    (1,059,674)        22,705
  Prepaid expenses and deposits                                                  (461,606)      (210,110)       (51,737)
  Accounts payable                                                              1,315,997      1,074,647         82,553
  Accrued liabilities                                                             814,756        (48,828)       336,637
  Income tax payable                                                              336,645        167,633       (145,852)
                                                                               ----------     ----------     ----------
    Net cash flows from operating activities                                   (4,875,345)      (379,162)      (275,137)
                                                                               ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on note payable to bank                                        3,139,463        990,427        968,835
  Proceeds from long-term debt borrowings                                       1,003,029        765,125      1,351,924
  Repayment of long-term debt                                                    (467,986)      (232,685)      (214,904)
  Proceeds from notes payable to officers and directors                         2,452,573         22,746         49,184
  Repayments of notes payable to officers and directors                          (398,629)      (134,888)       (10,018)
  Proceeds from issuance of common stock                                        2,827,254        287,043        194,337
                                                                               ----------     ----------     ----------
    Net cash flows from financing activities                                    8,555,704      1,697,768      2,339,358
                                                                               ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                              (3,296,165)    (1,463,768)      (744,701)
  Proceeds from sale of equipment                                                  16,741         30,000         98,563
  Net advances from (repayments to) partnerships                                  (56,786)       250,422         34,376
  Increase in other assets                                                       (309,469)      (119,912)        14,913
  Acquisition of business                                                               -              -     (1,500,000)
                                                                               ----------     ----------     ----------
    Net cash flows from investing activities                                   (3,645,679)    (1,303,258)    (2,096,849)
                                                                               ----------     ----------     ----------
NET CHANGE IN CASH                                                                 34,680         15,348        (32,628)
CASH, beginning of year                                                            15,348          -             32,628
                                                                               ----------     ----------     ----------
CASH, end of year                                                                 $50,028    $    15,348    $      -
                                                                               ----------     ----------     ----------

NONCASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock on conversion of notes payable,
  debentures and other liabilities                                            $ 2,169,233    $   297,042    $      -
                                                                               ----------     ----------     ----------

  Financing obtained directly from sellers in acquisition of equipment        $ 1,110,242    $   346,644       $351,923
                                                                               ----------     ----------     ----------

  Income tax benefit related to exercise of stock options and warrants        $   958,000    $      -       $      -
                                                                               ----------     ----------     ----------



          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


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

(c) Inventory - Inventory is valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

(d) Property and Equipment - Property and equipment is stated at historical cost. Depreciation is provided based on useful lives of five to twenty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation expense was $894,570, $622,737 and $456,956 during the years ended March 31, 1996, 1995 and 1994, respectively.

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

(g) Foreign Currency Translation - The financial statements of the Company's non-U.S. subsidiaries whose "functional" currencies are other than U.S. dollars are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity, if significant. Certain other translation adjustments and transaction gains and losses are reported in net income in the period they are realized.

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

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

(i) Earnings per Common and Common Equivalent Shares - Primary earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Fully diluted earnings per common share equals net earnings plus after-tax interest incurred on convertible debentures divided by the weighted average number of common shares outstanding after giving effect to

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dilutive stock options, warrants and shares assumed to be issued on conversion of the convertible debentures. Fully diluted earnings per common share includes $44,712 and $66,792 in after-tax interest on convertible debentures during the years ended March 31, 1996 and 1995, respectively. The stock options, warrants and convertible debentures are not included in the earnings per share calculations for 1994 because they are antidilutive.

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

(m) Advertising Costs - Advertising costs are charged to expense in the period in which they occur. The Company participates with its customers in cooperative advertising programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $867,198, $271,160 and $271,172 in 1996, 1995 and 1994, respectively.

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

The following methods and assumptions were used to estimated fair value:

- The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

- Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short- and long-term debt.

There were no significant differences as of March 31, 1996 and 1995 in the carrying value and fair value of financial instruments.

(o) New Accounting Pronouncements - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

issued in exchange for goods or services from nonemployees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its financial statements for the year ending March 31, 1997, as allowed by SFAS No. 123.

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

NOTE 3 - INVENTORY

                                                     1996               1995
                                                ------------      ------------
Raw materials                                   $  1,325,837      $    971,281
Work in progress                                   3,304,407           873,799
Finished goods                                     4,509,029         1,056,075
                                                ------------      ------------
                                                $  9,139,273      $  2,901,155
                                                ------------      ------------
                                                ------------      ------------
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                                                                   Net Book Value
                                                                     Accumulated       ---------------------------------
                                                      Cost          Depreciation              1996                1995
                                                  -------------     -----------         ------------        ------------
Land                                              $  114,563        $          -        $    114,563        $    114,563
Buildings                                          3,446,169             675,678           2,770,491           1,107,831
Machinery and equipment                            4,499,744           2,057,745           2,441,999           1,769,768
Machinery and equipment under capital lease        1,998,853             357,376           1,641,477             741,217
Automobiles                                          304,071              89,840             214,231              58,813
Leasehold improvements                                29,166               1,374              27,792                   -
Construction in progress                              76,141                   -              76,141                   -
                                               -------------        ------------        ------------        ------------
                                               $  10,468,707        $  3,182,013        $  7,286,694        $  3,792,192
                                               -------------        ------------        ------------        ------------
                                               -------------        ------------        ------------        ------------

NOTE 5 - FINANCING ARRANGEMENTS

                                                                                              1996               1995
                                                                                       -------------        ------------
Installment notes payable to banks, fixed interest rates ranging from 8.825%
to 10% (in 1995 rates ranged from fixed 10% to prime plus 1.25%), payable
in monthly installments through October 2010, secured by real estate.                  $   2,341,057        $  1,490,753

Capital lease obligations collateralized by certain equipment and fixtures.                1,609,424             736,136
                                                                                       -------------        ------------
Balance carried forward                                                                $   3,950,481        $  2,226,889
                                                                                       -------------        ------------
                                                                                       -------------        ------------

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 5 - FINANCING ARRANGEMENTS (Continued)
                                                     1996             1995
                                                 -------------    ------------
Balance brought forward                          $   3,950,481    $  2,226,889

Installment notes payable to banks,
interest rates ranging from fixed 9.75% to
variable rates from prime plus 1% to prime
plus 1.5%, payable in monthly installments
through October 2000, collateralized by
certain equipment.                                     396,277         474,584

Convertible subordinated debentures,
bearing interest at a fixed rate of 8%
per annum, convertible into common
shares of the Company.                                      -          990,000
                                                   -----------     -----------
                                                     4,346,758       3,691,473
Less current portion                                   656,398         371,525
                                                   -----------     -----------
                                                   $ 3,690,360     $ 3,319,948
                                                   -----------     -----------
                                                   -----------     -----------

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

At March 31, 1996, principal payments on long-term debt and capital lease obligations are expected to be as follows:

             1997                                       $    656,398
             1998                                            613,783
             1999                                            620,704
             2000                                            632,582
             2001                                            457,210
          Thereafter                                       1,366,081
                                                        ------------
                                                        $  4,346,758
                                                        ------------
                                                        ------------

Future minimum lease payments under capital leases together with the present value of minimum lease payments as of March 31, 1996 are as follows:

             1997                                        $   467,662
             1998                                            419,708
             1999                                            409,974
             2000                                            409,404
             2001                                            249,693
                                                        ------------
Total minimum lease payments                               1,956,441
Less amount representing imputed interest                    347,017
                                                        ------------
Present value of minimum lease payments                 $  1,609,424
                                                        ------------
                                                        ------------

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 6 - FEDERAL INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                                         1996               1995           1994
                                                                                     -----------       ------------   ------------

  Current provision                                                                  $   509,679       $    117,633   $          -
  Deferred provision                                                                     125,000          (529,000)         34,800
                                                                                     -----------       ------------   ------------
    Total income tax provision (benefit)                                             $   634,679       $  (411,367)   $     34,800
                                                                                     -----------       ------------   ------------
                                                                                     -----------       ------------   ------------

The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                                                         1996               1995          1994
                                                                                     -----------       ------------   ------------

  Tax expense (benefit) at statutory rate                                             $  635,000         $  114,000   $  (422,000)
  Other differences, net                                                                   (321)           (64,367)        (4,200)
  Change in valuation allowance for deferred tax assets                                        -          (461,000)        461,000
                                                                                     -----------       ------------   ------------
    Total income tax provision (benefit)                                             $   634,679       $  (411,367)   $     34,800
                                                                                     -----------       ------------   ------------
                                                                                     -----------       ------------   ------------

The significant components of deferred income tax expense (benefit) are as follows:

                                                                                          1996               1995           1994
                                                                                     -----------       ------------   ------------

  Utilization of tax credit carryforward                                             $   105,000        $         -    $         -
  Depreciation of plant and equipment                                                     88,000             43,000         30,000
  Change in charitable contributions carryforward                                         31,000              2,000       (33,000)
  Inventory differences                                                                 (10,000)             43,000       (92,000)
  Other differences, net                                                                (20,000)             13,000        (7,200)
  Amortization of goodwill and intangibles                                              (31,000)          (175,000)      (113,000)
  Change in allowance for doubtful accounts                                             (38,000)              4,000              -
  Increase in tax credit carryforward                                                          -          (137,000)       (72,000)
  Effect of net operating loss carryforwards                                                   -            139,000      (139,000)
  Change in valuation allowance for deferred tax assets                                        -          (461,000)        461,000
                                                                                     -----------       ------------   ------------
    Total deferred income tax expense (benefit)                                      $   125,000       $  (529,000)   $     34,800
                                                                                     -----------       ------------   ------------
                                                                                     -----------       ------------   ------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                             1996          1995
                                                                                                        -----------    -----------
DEFERRED TAX ASSETS
  Income tax benefit related to exercise of stock options and warrants                                  $   758,000    $         -
  Goodwill and intangible assets, principally due to amortization differences                               380,000        349,000
  Alternative minimum tax credit carryforwards                                                              104,000        209,000
  Inventory, principally due to additional cost inventoried for tax purposes
    and financial statement allowances                                                                       59,000         49,000
  Accounts receivable, due to allowance for doubtful accounts                                                50,000         12,000
  Employee benefits, principally due to accruals for financial reporting purposes                            21,000          9,000
  Other differences, net                                                                                      4,000          3,000
  Charitable contributions carryforward                                                                           -         31,000
      Net deferred tax assets                                                                             1,376,000        662,000
DEFERRED TAX LIABILITIES
  Plant and equipment, principally due to depreciation differences                                          214,000        133,000
                                                                                                        -----------    -----------
                         Net deferred tax assets                                                        $ 1,162,000    $   529,000
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 6 - FEDERAL INCOME TAXES (Continued)

At March 31, 1996 and 1995, the Company's net deferred tax assets are presented as follows:

                                                       1996          1995
                                                  -----------        ---------
     Current deferred tax assets                  $   970,000       $   69,000
     Long-term deferred tax assets                    192,000          460,000
                                                  -----------       ----------
                                                  $ 1,162,000       $  529,000
                                                  -----------       ----------
                                                  -----------       ----------

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

Sales to Martin Distribution, Inc. ("Martin"), a company related through common directorship, amounted to $2,854,935, $1,056,750 and $530,462 during the years ended March 31, 1996, 1995 and 1994, respectively. Trade receivables due from Martin amounted to $899,422 and $338,975 at March 31, 1996 and 1995, respectively.

The Partnership recorded purchases from Martin in the aggregate amount of $118,659, $261,765 and $496,762 during the years ended March 31, 1996, 1995 and
1994, respectively.

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

The Company recorded management fee income from Martin and the Partnership of $155,651 and $46,477, respectively, during the year ended March 31, 1994.


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


                                                                   Option
                                           Number of                Price
                                            Shares                per Share
                                           ---------             ------------

Outstanding at March 31, 1993               420,000              $0.75 - 1.19
Granted                                     315,000              $0.90 - 1.26
Exercised                                  (284,000)             $0.75 - 1.19
                                          ---------
Outstanding at March 31, 1994               451,000              $1.10 - 1.26
Granted                                     129,000              $1.00 - 1.19
Canceled                                   (128,000)             $1.10 - 1.19
                                          ---------
Outstanding at March 31, 1995               452,000              $1.00 - 1.26
Granted                                     246,000              $2,00 - 4.15
Exercised                                  (478,000)             $1.00 - 2.00
                                          ---------
Outstanding at March 31, 1996               220,000              $1.00 - 4.15
                                          ---------
                                          ---------


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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance,

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

             1997                                 $  154,217
             1998                                    126,589
             1999                                     88,489
             2000                                     35,149
             2001                                     26,434
          Thereafter                                  97,108
                                                  ----------
                                                  $  527,986
                                                  ----------
                                                  ----------


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


NOTE 11 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

Assets for which the Company has credit risk include trade accounts receivable, which amounted to $5,873,578 and $2,751,299 at March 31, 1996 and 1995,
respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Sales to four major customers approximated 80%, 65% and 59% of total sales for the years ended March 31, 1996, 1995 and 1994, respectively. Amounts due from three customers approximated 75% and 71% of the total accounts receivable at March 31, 1996 and 1995, respectively.

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

                                GEOGRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 11 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS (Continued)

                                                   1996
                        -----------------------------------------------------
                           Total    United States       Canada         Other
                        ---------   -------------     ---------     ---------
Sales                        100%             86%           13%            1%
                        ---------       ---------     ---------     ---------
Accounts receivable          100%             83%           15%            2%
                        ---------       ---------     ---------     ---------


                                                   1995
                        -----------------------------------------------------
                           Total    United States       Canada         Other
                        ---------   -------------     ---------     ---------

Sales                        100%             89%           10%            1%
                        ---------       ---------     ---------     ---------
Accounts receivable          100%             85%           12%            3%
                        ---------       ---------     ---------     ---------



                                                   1994
                        -----------------------------------------------------
                           Total    United States       Canada         Other
                        ---------   -------------     ---------     ---------

Sales                        100%             91%            8%            1%
                        ---------       ---------     ---------     ---------


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


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                                    1996           1995            1994
                                                                 ----------    -----------     ----------
Cash paid during the year for interest                           $  812,416    $   465,377     $  338,558
                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------
Net cash paid (received) during the year for income taxes        $  173,034     $  (50,000)    $  151,996
                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------