Form 10-Q
period 1996-12-31
GEOGRAPHICS INC
filed 1997-02-14
CIK 1000621

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 1996
                                -----------------

Commission File Number:         0-26756
                                -------


                                  GEOGRAPHICS, INC.
                (Exact name of registrant as specified in its charter)


        Wyoming                                         87-0305614
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                  1555 Odell Road, P.O. Box 1750, Blaine, WA 98231
--------------------------------------------------------------------------------
                (Address of principal executive office and zip code)

                                    (360) 332-6711
--------------------------------------------------------------------------------
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes       X                   No
        -------------                  ------------

The registrant had 9,467,877 shares of common stock outstanding as of February 12, 1997.

                                  GEOGRAPHICS, INC.

                                       INDEX
                                                                           PAGE
                                                                          -----
Part I.     FINANCIAL INFORMATION

 ITEM 1     Financial Statements

            Consolidated Statements of Income
            for the Three Months and Nine Months Ended
            December 31, 1996 and December 31, 1995                          3

            Consolidated Balance Sheets as of
            December 31, 1996 and March 31, 1996                             4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended December 31, 1996
            and December 31, 1995                                            5

            Notes to Consolidated Financial Statements                     6-7

 ITEM 2     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    8-11

Part II.      OTHER INFORMATION                                          12-14

SIGNATURE                                                                   15

Exhibit 27 - Financial Data Schedule                                        16

                                  GEOGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                      (Unaudited)

                                       Three Months Ended               Nine Months Ended
-------------------------------------------------------------------------------------------------
                                      Dec. 31            Dec. 31        Dec. 31       Dec. 31
                                        1996              1995           1996          1995
-------------------------------------------------------------------------------------------------
Sales                               $ 6,089,998     $ 6,369,954    $ 19,119,741    $ 16,463,788

Cost of Sales                         3,817,103       4,038,927      11,627,057      10,217,176
                                    -----------     -----------    ------------    ------------
Gross Margin                          2,272,895       2,331,027       7,492,684       6,246,612

S.G. & A Expense                      2,582,567       1,545,862       6,591,911       4,149,553
Goodwill Amortization                         0               0               0         159,768
                                    -----------     -----------    ------------    ------------

Operating Income                       (309,672)        785,165         900,773       1,937,291

Other Income (Expenses)
    Interest Expense                   (321,284)       (208,059)       (715,396)       (566,396)
    Other                                27,102          23,180          13,261         112,333
                                    -----------     -----------    ------------    ------------
Income Before Provision
    for Income Taxes                   (603,854)        600,286         198,638       1,483,228

Income Tax Provision                   (214,601)        204,098          68,608         504,299
                                    -----------     -----------    ------------    ------------
Net Income                          $  (389,253)    $   396,188    $    130,030    $    978,929
                                    -----------     -----------    ------------    ------------
                                    -----------     -----------    ------------    ------------

Earnings Per Common and
    Common Equivalent Share
         Primary                         $(0.04)          $0.05           $0.01           $0.16
         Assuming full dilution          $(0.04)          $0.04           $0.01           $0.13

Share used in computing
earnings per common and
common equivalent shares:
    Primary                           9,416,953       4,524,769       9,296,617       4,549,173
    Assuming full dilution            9,416,953       5,919,429       9,396,176       5,955,423



          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                  GEOGRAPHICS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                               Dec. 31, 1996           March 31, 1996
                                                 (Unaudited)              (Audited)
Current Assets
Cash                                           $   229,827              $     50,028
Accounts receivable, net                         4,981,454                 4,974,156
Related party receivables                                0                   899,422
Other receivables                                  140,739                    62,572
Inventories                                     13,660,745                 9,139,273
Deposits                                           585,674                   597,693
Prepaid expenses                                   619,793                    99,204
Deferred income tax                              1,072,192                   970,000
Other                                              438,568                    96,512
                                               -----------               -----------
    Total current assets                        21,728,992                16,888,860

Property, plant & equipment, net                11,749,179                 7,286,694
Deferred income tax                                192,000                   192,000
Investment in partnerships                         118,913                   (34,484)
Other assets                                       396,631                   404,971
                                               -----------               -----------
    Total Assets                               $34,185,715              $ 24,738,041
                                               -----------               -----------
                                               -----------               -----------

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft                                $    494,936              $          0
Note payable to bank                             4,582,250                 5,322,939
Accounts payable                                 1,944,024                 2,634,598
Accrued liabilities                              1,786,063                 1,033,905
Income tax  payable                                 52,071                   145,278
Note payable to officer & director               1,000,000                 1,264,711
Current portion of long-term debt                1,078,577                   656,398
                                               -----------               -----------
    Total current liabilities                   10,937,921                11,057,829

Long-term debt                                   6,384,636                 3,690,360
                                               -----------               -----------

    Total liabilities                           17,322,557                14,748,189
                                               -----------               -----------

Stockholders' Equity
Common stock, without par value;
100,000,000 shares authorized; 9,462,877
and 8,004,584 issued and outstanding on
Dec. 31, 1996 and March 31, 1996,
respectively                                    16,346,617                 9,620,068
Foreign currency translation adjustment             16,727                         0
Retained earnings                                  499,814                   369,784
                                               -----------               -----------
    Total Stockholders' Equity                  16,863,158                 9,989,852

    Total Liabilities and Stockholders'
      Equity                                  $ 34,185,715              $ 24,738,041
                                               -----------               -----------
                                               -----------               -----------


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                  GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                     Nine Months Ended
                                                              -------------------------------
                                                              Dec. 31, 1996     Dec. 31, 1995
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $    130,030      $   978,929
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
    Depreciation and amortization                                 1,016,576          813,715
    Common stock issued in lieu of other liabilities                      0          130,000
    Deferred income tax                                            (102,192)               0
    (Gain) loss on sale of property and equipment                     8,985             (119)
CHANGES IN OPERATING ASSETS AND LIABILITIES
    Bank Overdraft                                                  494,936                0
    Accounts receivable                                             172,948       (2,523,978)
    Related party receivables                                       899,422                0
    Other receivables                                               (78,167)         (68,869)
    Inventory                                                    (4,324,024)      (4,276,911)
    Deposits                                                         12,019         (293,308)
    Prepaid expenses                                               (520,589)          56,805
    Other current assets                                           (342,057)          (6,776)
    Accounts payable                                               (690,574)         366,677
    Accrued liabilities                                             561,319          963,437
    Income tax payable                                              (93,207)         372,635
                                                               ------------      -----------
         Net cash flows from operating activities                (2,854,575)      (3,487,763)
                                                               ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) on note payable to bank            (740,689)       3,749,662
    Proceeds from short-term borrowings                                   0          429,963
    Proceeds from long-term debt borrowings                       2,231,013        1,395,304
    Repayment of long-term debt                                    (556,750)        (323,051)
    Proceeds (repayment) of notes to officers & directors          (264,711)         900,000
    Proceeds from issuance of common stock                        6,526,549          171,911
    Foreign currency translation                                     16,728                0
                                                               ------------      -----------
         Net cash flows from financing activities                 7,212,140        6,323,789
                                                               ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                        (3,931,513)      (2,292,774)
    Proceeds from sale of equipment                                   1,787           16,741
    Net (increase) decrease in advances to partnerships            (153,397)        (102,991)
    Change in other assets                                          (94,643)        (305,699)
                                                               ------------      -----------
         Net cash flows from investing activities                (4,177,766)      (2,684,723)
                                                               ------------      -----------
NET CHANGE IN CASH                                                  179,799          151,303
CASH, beginning of year                                              50,028           15,348
                                                               ------------      -----------
CASH, end of quarter                                           $    229,827      $   166,651
                                                               ------------      -----------
                                                               ------------      -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained directly from sellers in
    acquisition of equipment                                   $  1,442,192      $   242,293
                                                               ------------      -----------
                                                               ------------      -----------
    Assets acquired directly in acquisition of business        $    390,839      $         0
                                                               ------------      -----------
                                                               ------------      -----------

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

2. The Company has a $12,000,000 revolving credit agreement with a bank. Interest on outstanding advances is payable monthly at the bank's prime rate. Outstanding balances as of December 31, 1996 and March 31, 1995 were $4,582,250 and $5,322,939, respectively.

    The prime rate was 8.25% and 8.25% at December 31, 1996 and March 31, 1996, respectively.

3. On May 1, 1996, the Company completed a private placement of 1,268,293 units at a price of $5.125 per unit. Total proceeds from this transaction approximated $6,500,000. Each unit included one common share of the Company and one warrant to purchase one additional common share of the Company at $4.25. The warrants expire June 1, 1999.

4. On January 17, 1997, the Company placed an order for a printing press. The cost of the press is approximately $2,190,000, which is expected to be delivered during the fourth quarter of fiscal year 1997. The Company has a commitment from a financial institution to provide capital lease financing for this equipment order.

5. An officer and director has received notes from the Company in exchange for $1,000,000. The notes are payable on demand and are classified as current liabilities. Interest on these notes is payable monthly at the rate of prime plus 1%.

6. On July 3, 1996, the Company agreed to purchase substantially all of the assets of Grahams Graphics Pty. Ltd., its exclusive distributor in Australia. The total purchase price was approximately $390,000 paid as follows: (i) the issuance of 50,000 shares of common stock (valued at an aggregate of $200,000); (ii) the issuance of options to purchase an additional 50,000 share of common stock for $4.00 per share; (iii) the assumption of approximately $150,000 in unsecured trade liabilities; and,
    (iv) a one time cash payment of $40,000. Upon the completion of the purchase transaction, the assets assumed were contributed to the Company's wholly-owned Australian subsidiary, Geographics Australia Pty. Ltd. The effective date of the transaction is July 1, 1996.

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

ITEM 2
             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
           for the Three Months and Nine Months Ended December 31, 1996
                                and December 31, 1995

RESULTS OF OPERATIONS

SALES.        Sales decreased 4% to $6,089,998 in the quarter ended December 31,
        1996 from $6,369,954 in the quarter ended December 31, 1995 and increased 16% to $19,119,741 for the nine months ended December 31, 1996 compared to $16,463,788 for the nine months ended December 31, 1995.

        Sales decreased 4% for the quarter ended December 31, 1996 as compared to the same quarter a year earlier. The Company has identified the following factors that contributed to the decline in sales:

         -- The Company had extraordinary returns during the quarter resulting from a redesign of existing store planograms with some of its key customers. These redesigns resulted in a return of approximately $675,000 of product during the quarter. The Company agrees to perform these redesigns in conjunction with their customers to help increase the turns per square feet of product. The Company believes that assisting the customer to increase their sales will result in greater sales for the Company in the future, and will more than offset the effects of any returns resulting from these actions.

         -- The Company was negatively impacted by a reduction in on-hand inventory levels by some of its major customers from an average of twelve (12) weeks to an average of eight (8) weeks. This resulted in a reduction in reorder sales for approximately six weeks as the customers adjusted their in store inventory levels. The Company estimates that the impact of this reduction caused a decline in sales of approximately $1,000,000 for the quarter.

         -- Additional sales decrease resulted from price reductions passed through to customers resulting from drops in raw material prices paid by the Company.

         -- Inclement weather during the third quarter forced the Company to miss the equivalent of eight days in sales caused by an inability to ship due to a plant shut-down and logistic problems with the Company's freight carrier.

         Geopaper products were responsible for 71% of sales for the nine month period ended December 31, 1996, compared to 66% for the same period a year earlier. Sales of Geopaper increased 24% to $13,520,877 from $10,894,890 for the periods ended December 31, 1996 and 1995, respectively.

         Sales of Company products other than Geopaper (stick on letters, rub on letters, stencil and LED signs) have remained constant as a dollar level for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. The non-Geopaper products have decreased as a percentage of total sales to 29% from 34% for the nine month periods ended December 31, 1996 and 1995, respectively. These products will continue to decrease in importance to the Company as consumers continue to utilize personal computers to perform many of the tasks that these non-Geopaper products were designed for. However, the increased usage of personal computers is expected to generate new customers for Geopaper products that are specifically designed for use with personal computing technology.

         International sales of Geographics products were $1,758,868 for the quarter ended December 31, 1996, an increase of 150% over international sales of $699,486 for the quarter ended December 31, 1995. International sales increased 93% to $4,481,489 from $2,321,008 for the nine months ended December 31, 1996 and 1995, respectively. International sales of Geographics products represented 24% of total Geographics, Inc. sales for the nine months ended December 31, 1996, compared to 14% of total sales for the same period a year earlier. Sales by geographic location for the nine months ended December 31, 1996 were as follows:

                         United States      76.4%
                         Canada             17.3%
                         Australia           3.1%
                         Western Europe      2.9%
                         Others              0.3%
                                           ------
                          Total            100.0%
                                           ------
                                           ------

GROSS MARGIN. Gross margin as a percentage of sales was 37.3% and 39.2% for the three and nine month periods ended December 31, 1996, compared to 36.6% and 37.9% for the same periods last year. The Company's gross margin rate decreased during the third quarter due in part to additional labor and material costs incurred in conjunction with the installation of new equipment in the plant. Additionally, increased shipping costs were incurred as a result of the plant closure and reduced servicing from the Company's freight carriers during periods of inclement weather in the Northwest.

         Margins are also affected by changes in the mix of product sold, raw material costs, automation, labor costs, freight costs, production levels (overhead absorption) and the rate of product turnover.
         Margins are also affected by price increases and decreases passed on to customers. While management endeavors to improve margins, no assurance can be given that margins will continue to improve over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.      Selling, General and
         Administrative expenses ("SG&A"), which consist of payroll, advertising, commissions, administrative, accounting and legal costs increased as a percentage of sales in the three and nine months ended December 31, 1996 to 42.4% and 34.5%, respectively, as compared to 24.3% and 25.2% during the same periods in the prior year. SG&A costs increased as a percentage of sales primarily due to the Company's increased overhead resulting from the establishment of Geographics (Europe) Limited, Geographics Australia Pty. Ltd., and the installation and training costs related to a new computer system at the Blaine, WA facility.

         SG&A expenses have also been affected by economies of scale, resulting from lower than expected sales levels and learning curves for new staff members. The Company has increased its selling and administrative staff as a result of continued growth and continued attempts to prepare itself for additional business and to establish new markets. As the new staff members gain more experience and sales continue to grow, the Company anticipates that selling, general and administrative expenses will decline as a percentage of sales.

GOODWILL AMORTIZATION. The Company recorded no goodwill amortization during the three and nine months ended December 31, 1996, as compared to $0 and $159,767 for the same periods a year ago. Goodwill resulted from the acquisition of the lettering division of E.Z. Industries in 1993. The Goodwill was fully amortized as of June 30, 1995.

INTEREST EXPENSE.  Interest expense for the three and nine months ended
         December 31, 1996 totaled $321,284 and $715,396, respectively, compared to $208,059 and $566,396 for the same periods in the prior year. The increase in interest expense was primarily due to borrowings under the Company's revolving credit facility during the current year. These borrowings were used to fund increases in inventories and equipment deposits. Additional interest costs resulted from borrowings related to equipment purchases and expansions to the Blaine manufacturing facility and expansions into Europe and Australia.

LIQUIDITY AND CAPITAL RESOURCES. The Company's principal capital requirements have been to fund working capital needs, including the building of inventories in the United States, the United Kingdom, and Australia. Working capital has also been used to fund equipment deposits, prepaid expenses, reduce accounts payable and to reduce income tax payable.

         The Company's sales are substantially on net sixty-day terms, and trade receivables are used as collateral to provide the Company with a source of capital prior to their collection. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory.

         During the first nine months of fiscal year 1997, the Company improved its collection of receivables. Net accounts receivable were $4,981,454 as of December 31, 1996, a decrease of 15% from the $5,873,578 receivable balance at March 31, 1996. Inventory increased during the nine months to $13,660,745, an increase of 49% from the $9,139,273 inventory balance at March 31, 1996. Increases in inventory can be attributable to management's anticipation of inventory requirements related to Geographics (Europe) Limited's initial operations, the acquisition of Geographics Australia Pty Limited's operations and the continued efforts to increase its customer base and market share. The investment in inventories, equipment deposits and prepaid expenses were primarily responsible for negative cash flows from operating activities of $2,854,575 for the nine months ended December 31, 1996, compared to negative cash flows from operating activities of $3,487,763 for the same period a year earlier.

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

         The Company's cash flow is also affected by financing activities, including borrowings and repayments on revolving credit facilities, short and long-term notes payable to the Company's bank, proceeds from the issuance of debentures to officers and directors, proceeds from the exercise of stock, as well as repayment of capital leases. The majority of capital expenditures were financed by long-term bank loans and capital leases. A private placement of 1,268,293 units at $5.125 resulted in gross proceeds of $6,500,000 to the Company which were used to repay borrowings on short-term notes payable to the Company's bank. Financing activity resulted in net cash flows of $7,212,140 and $6,323,789 for the nine months ended December 31, 1996 and 1995, respectively.

         During the nine months ended December 31, 1996, the Company acquired additional printing presses, packaging equipment and other machinery related to the manufacture of Geopaper products. These capital expenditures were necessary to support the continued expansion of the Geopaper product line and the increase in Geopaper unit sales. Cash used in investing activities (primarily capital expenditures) was $4,177,766 and $2,684,723 for the nine months ended December 31, 1996 and 1995, respectively.

         During the nine months ended December 31, 1996, the Company's cash balance increased by $179,799 to $188,948. The cash balance is not significant and balances held by the Company are intentionally maintained at low levels as part of the Company's strategy to minimize balances outstanding on revolving credit facilities, thus minimizing interest expense.

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

FORWARD-LOOKING STATEMENTS.   Certain statements in this Form 10-Q, in future
         filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                              PART II. OTHER INFORMATION



ITEMS 1- 4    NOT APPLICABLE

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

B. The Company has adopted the following Statements of Financial Accounting Standards ("SFAS") for the fiscal year ending March 31, 1997.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or the fair value less cost to sell.
    The adoption of SFAS No. 121 had no material effect on the Company's financial position as of December 31, 1996 or the results of its operations for the quarter ended December 31, 1996.

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

                                    EXHIBIT INDEX
                                                                        Page
                                                                        ----
Item 6  -  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

    27.   Financial Data Schedule                                        18

B.  Reports on Form 8-K.

    No reports were filed by the Company on Form 8-K during the fiscal quarter ended December 31, 1996.

                                      SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           GEOGRAPHICS, INC.
                                           ------------------
                                              (Registrant)



    Date: February 14, 1997         By: /s/ RONALD S. DEANS
                                        -------------------
                                        Ronald S. Deans
                                        President, Chief Executive Officer
                                        Chief Financial Officer and Secretary