Form 10-K405
period 1997-03-31
GEOGRAPHICS INC
filed 1997-09-15
CIK 1000621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         OR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 0-26756
                            ------------------------
                               GEOGRAPHICS, INC.

             (Exact name of Registrant as specified in its charter)

               WYOMING                                  87-0305614
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

   1555 ODELL ROAD, P.O. BOX 1750,                        98231
              BLAINE, WA
   (Address of principal executive                      (Zip code)
               offices)

       Registrant's telephone number including area code: (360) 332-6711

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                            REGISTERED
--------------------------------------    --------------------------------------
      COMMON STOCK, NO PAR VALUE              NASDAQ NATIONAL MARKET SYSTEM

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Common stock, no par value per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on September 8, 1997. Based on the closing sales price of the Common Stock on the Nasdaq National Market System as reported on September 8, 1997 of $.78, the aggregate market value of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $7,384,944. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

    The number of shares of Common Stock outstanding as of September 8, 1997 was 9,467,877.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                               PAGE 1 OF 41 PAGES
                      Index to exhibits appears on page 39

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    Geographics, Inc. (the "Company" or "Geographics") was incorporated as a Wyoming corporation on September 20, 1974. The Company is engaged in the development, manufacture, marketing and distribution of specialty paper products, generally made using pre-printed designs, including stationery, business cards, brochures, memo pads and paper cubes. The Company also manufactures and markets rub-on and stick-on lettering, stencils, graphics arts products and other signage products.

    The Company's fiscal year end is March 31. The Company's executive offices and domestic operations are located at 1555 Odell Road, Blaine, Washington 98231, and its telephone number is (360) 332-6711.

FORWARD-LOOKING STATEMENTS

    Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price increases for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement a management information system, including an electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; inability to implement an electronic data interchange system adequate to support the Company's operations; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" below and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

BACKGROUND

    From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot and OfficeMax, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiaries in Canada,

                               Page 2 of 41 Pages

Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 71% of the Company's total sales in fiscal 1997 attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%.

    Primarily to develop its specialty papers group, the Company has made substantial investments to expand facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company has experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and the management information system. Moreover, the management information system has failed to perform as promised by vendors. As a result, the Company has not yet realized the originally anticipated economic benefits and efficiencies from these capital expenditures. See "--Management Information System--Operations Software" "--Management Information Systems--Electronic Data Interchange (EDI)" and "--Risk Factors--Implementation of Automated Production Equipment." These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, have had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal 1997. In addition, since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a default under the Company's mortgage loans and equipment lease facilities. The report of the Company's auditors included in this Report states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "--Risk Factors--Dependence on Key Vendors." In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "--Risk Factors--Ability to Continue as a Going Concern; Defaults under Credit Facility; Need for Additional Working Capital" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

                               Page 3 of 41 Pages

INDUSTRY

    The market for preprinted papers ("preprints") includes preprinted cut sheet papers used for letterheads, brochures, flyers and bulletins. Suppliers within the preprint industry also offer combination sets made up of multiple products such as matching letterhead, envelopes and business cards, or software packages that improve ease of use of preprints by the consumer. New designs and a large variety of preprints and related specialty products have been important elements of success and growth for businesses in the preprint market.

    The preprint market is segmented among two major methods of distribution: retail, making up approximately 25% of the current total domestic preprint market, and direct mail, which is estimated to represent approximately 75% of the market. Within the retail segment of the preprint market there are numerous sub-segments, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business retailers. The Company sells its specialty paper products exclusively in the retail segment of the preprint market, primarily to office supply superstores such as Office Depot and OfficeMax and mass market retailers such as Wal-Mart.

    Large retailers somewhat dominate the retail segment of the preprint industry, and as such, exert considerable influence over the operations of the relatively smaller suppliers, such as the Company, that service them in the preprint market. Of particular importance are the factors such as pricing, monetary requirements for the retailers selling programs (including such expenses as volume rebates and advertising allowances), prompt order turnaround which in turn requires the maintenance of large inventories, and payment terms, including prompt pay discounts and extended and seasonal terms. See "--Risk Factors-- Competition", "--Risk Factors--Maintenance of Large Inventory of Products" and "--Risk Factors-- Customer Concentrations."

    Compared to the preprint market, the market for the Company's lettering and signage products is smaller, more mature, slower-growing and more narrowly focused to the office supply and arts and crafts market. Though the total dollar volume of this market segment is unknown, the Company has experienced little or no growth in its lettering and signage revenues over the past five years.

PRODUCTS

    The products manufactured by the Company are separated into two major product groups: (1) specialty papers, and (2) lettering and signage.

    The specialty papers group consists of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes. These specialty paper products are often designed to be used with personal computer printers. The specialty papers group now constitutes the Company's principal business, with approximately 71% of the Company's total sales in fiscal 1997 attributable to sales of Geopaper products. See "--Sales by Product Category."

    The lettering and signage group manufactures and distributes rub-on and stick-on lettering, stencils, electronic moving message signs, American Disabilities Act signs in Braille, and other signage products. This product group represented 29% of sales in fiscal 1997, down from 35%, 79% and 97% of sales during fiscal 1996, 1995 and 1994, respectively. The Company expects this product group to continue to decrease as a percentage of sales and that sales of lettering and signage products as an industry will continue to decline over time as the use of personal computers increases.

                               Page 4 of 41 Pages

SALES BY PRODUCT CATEGORY

    The percentage of the Company's approximate total sales attributable to each class of product offered by the Company for the last three years is set forth below.

                            AS A PERCENTAGE OF SALES

                                                                                                       FISCAL YEAR
                                                                                             -------------------------------
CLASS OF PRODUCT                                                                               1997       1996       1995
-------------------------------------------------------------------------------------------  ---------  ---------  ---------
Designer stationeries and specialty papers.................................................        71%        65%        21%
Lettering, signage, stencil and graphic art products.......................................        29%        35%        79%

                        STATED IN U.S. DOLLARS (ROUNDED)

                                                                                      FISCAL YEAR
                                                                       ------------------------------------------
CLASS OF PRODUCT                                                           1997           1996           1995
---------------------------------------------------------------------  -------------  -------------  ------------
Designer stationeries and specialty papers...........................  $  16,900,000  $  14,800,000  $  2,100,000
Lettering, signage, stencil and graphic art products.................  $   6,900,000  $   7,800,000  $  8,100,000

SALES/ASSETS BY GEOGRAPHIC LOCATION

    Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

                                                                                      FISCAL YEAR
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Sales to Domestic and Foreign Customers
  United States.....................................................  $  18,426,816  $  19,477,370  $   8,755,853
  Canada(1).........................................................  $   3,872,621      2,854,935      1,271,898
  Europe............................................................  $     715,327        281,330        158,385
  Australia.........................................................  $     825,697              0              0
                                                                      -------------  -------------  -------------
    Total...........................................................  $  23,840,506  $  22,613,635  $  10,186,136
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Operating profit or (loss):
  United States.....................................................  $  (5,250,250) $   2,081,817  $     680,806
  Canada(1).........................................................  $    (473,296)       377,328         98,831
  Europe............................................................  $    (727,467)        65,316         12,307
  Australia.........................................................  $     189,715              0              0
                                                                      -------------  -------------  -------------
    Total...........................................................  $  (6,261,298) $   2,524,461  $     791,944
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Identifiable assets:
  United States.....................................................  $  27,464,715  $  24,263,181  $  10,705,943
  Europe............................................................  $     940,046        410,060              0
  Canada(2).........................................................  $   1,058,046         64,800        (91,270)
  Australia.........................................................  $     782,894              0              0
                                                                      -------------  -------------  -------------
    Total...........................................................  $  30,245,701  $  24,738,041  $  10,614,673
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

(1) Effective April 1, 1996, Geographics--Canada succeeded Martin Distribution, Inc. ("Martin Distribution") as the exclusive importer of Geographics products into Canada. Martin Distribution was at the time owned and controlled by one of the Company's then-acting directors. All export sales to Canada in fiscal 1997 were to Geographics--Canada. All export sales to Canada in fiscal 1996 and fiscal 1995 were to Martin Distribution.

(2) In fiscal 1995, the Company's borrowings from International Geographics of Ontario, a Canadian partnership in which the Company had a majority interest, exceeded investments and other assets held in the partnership, resulting in a net liability in Canada.

                               Page 5 of 41 Pages

    International sales accounted for approximately 22%, 14%, and 11% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. See "--Risk Factors--International Subsidiaries" and "--Risk Factors--Foreign Exchange and International Trade."

BUSINESS CONCENTRATIONS

    Historically, a substantial portion of the Company's sales have been to a limited number of customers. Concentration of sales to the Company's five largest customers is detailed below:

                                                                                        FISCAL YEAR
                                                                           -------------------------------------
CUSTOMER                                                                      1997         1996         1995
-------------------------------------------------------------------------     -----        -----        -----
Office Depot Inc.........................................................          31%          40%          31%
OfficeMax, Inc...........................................................          26%          24%          16%
Martin Distribution, Inc.(1).............................................           0%          13%          12%
Business Depot, Inc.(2)..................................................          10%           0%           0%
United Stationers Inc....................................................           3%           3%           6%
Wal-Mart Stores, Inc.....................................................           4%           3%           1%
                                                                                   --           --           --
                                                                                   74%          83%          66%

(1) Effective April 1, 1996, Geographics--Canada succeeded Martin Distribution as the exclusive importer of Geographics products into Canada.

(2) Business Depot, Inc. (Staples of Canada) sales were included in sales of Martin Distribution for 1996 and 1995.

    The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. See "--Risk Factors--Customer Concentrations."

PURCHASING

    The Company's principal purchases are materials for use in the manufacture of specialty paper and lettering and signage products. In particular, the Company routinely purchases sheets, rolls and reams of commodity paper, as well as other direct materials involved in the printing and packaging of its Geopaper product lines, such as inks, packaging film, labels, shipping boxes and other materials. In addition, the Company requires a steady supply of the vinyl sheets used in the manufacture of its lettering products. Certain of the products used in the manufacture of the Company's products are considered commodities, and as such can vary significantly in cost from time to time. Though prices may vary, the Company has not experienced and does not currently anticipate any market shortages of supply of the specific raw materials that it purchases and uses in the manufacture of its products.

    The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 1,100 vendors, it generally practices a "sole source" approach to vendor selection in that it typically relies on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other raw materials and supplies is Unisource, a broker/vendor who represented 48% of the Company's total purchases during the fiscal 1997. Unisource has provided the Company an immediately available and uninterrupted supply of paper. In addition, Unisource and other key vendors have granted the Company significant amounts of trade credit, along with favorable pricing and payment terms. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms. See "--Risk Factors--Dependence on Key Vendors."

                               Page 6 of 41 Pages

DISTRIBUTION

    The Company sells its products on a wholesale basis primarily to retailers, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business catalog retailers. The Company also markets its products to office supply distributors in the U.S. and to distributors in those countries where the Company does not service retailers directly. Historically, the Company has sold a substantial portion of its products to a limited number of retail customers, and the Company believes that this trend can be expected to continue in the future. See "--Business Concentrations" and "--Risk Factors--Customer Concentrations."

    The Company conducts its export operations through three subsidiaries:

    - Geographics Marketing Canada, Inc. ("Geographics--Canada") was incorporated as a British Columbia, Canada corporation on July 31, 1995. The offices of Geographics--Canada are located at 17735 1st Ave., Suite 1, Surrey, B.C. V4P 2K1, Canada, and its telephone number is 800-426-5923. Geographics--Canada was established to import the Company's products into Canada and market them to wholesale and retail distribution channels.

    - Geographics (Europe) Limited ("Geographics--Europe") was incorporated in England on December 12, 1995. The offices of Geographics--Europe are located at 4 Iceni Court, Letchworth, Herts SG6 1TN, England, and its telephone number is 01462-487100. Geographics--Europe was established to import, warehouse, market and distribute the Company's products throughout Europe.

    - Geographics Australia Pty. Ltd. ("Geographics--Australia") was incorporated in Brisbane, Australia on June 28, 1996. The offices of Geographics--Australia are located at 3/32 Lillian Fowler Place, Marrickville NSW 2204, Australia and its telephone number is 61-2-9519-4488. Geographics-- Australia was organized to import, warehouse, market and distribute the Company's products throughout Australia.

MANAGEMENT INFORMATION SYSTEMS--INTEGRATED OPERATIONS SOFTWARE

    Over the course of fiscal 1996 and fiscal 1997, the Company invested significant financial and operational resources in the installation of hardware and software systems designed to integrate all major aspects of the Company's operations. During this time period, the Company pursued the selection and implementation of an integrated software package that would address the Company's MIS needs in sales history, warehousing, manufacturing, distribution, purchasing, inventory control, merchandise planning and replenishment, and various financial systems. Through a process of elimination, the Company selected an integrated package and began the installation in fiscal 1997. During this time, the Company invested significant financial resources in outside consultants for the design, installation and ongoing refinement of this system. During fiscal 1997, the Company determined the need to replace this system and therefore elected to write-off effectively all of its investment in the system software, consulting fees and certain other implementation expenditures. The Company has determined that it will need to invest further significant resources to implement a new system of integrated software over the course of fiscal 1998 and possibly future periods. See "--Risk Factors--Management Information Systems."

MANAGEMENT INFORMATION SYSTEMS--ELECTRONIC DATA INTERCHANGE (EDI)

    The Company currently utilizes EDI to transact business with its largest customers. Presently, approximately 70% to 80% of customer orders and invoices are transacted by EDI. In fiscal 1997, the Company invested significant financial and operational resources toward the installation of a new, higher capacity EDI software package in order to meet current demand and projected increases in the volume and type of EDI transactions. In fiscal 1998, the Company determined that the software package and related systems implemented may not be adequate to support the Company's future EDI requirements. In addition, the Company expended substantial resources with a consultant in the implementation of this EDI software package and the Company remains highly dependent on this consultant to support its current method of processing EDI transactions. The Company has determined that it may need to find or develop in-house EDI

                               Page 7 of 41 Pages
expertise and implement new EDI systems to ensure reliable transactions, minimum acceptable customer service, sufficient operational efficiency, and to provide management with the ability to monitor critical performance factors with major customers. See "--Risk Factors--Electronic Data Interchange."

COMPETITION

    The Company operates in a highly competitive environment. Competition can be separated into two areas in which the Company conducts business: designer stationery and lettering and signage. The Company's designer stationery products compete in most of the Company's markets with Paper Direct, Inc., Taylor, Inc., American Pad and Paper, Inc., Z-International, Inc., and REDIFORM, Inc. (a division Moore Corp Ltd.). The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

    The Company's traditional lettering and signage operation competes with several companies that produce similar products (i.e. vinyl lettering, stencil, rub-on lettering). These competitors include Visu-com, Inc., Chartpak, Inc. and Duro-Art Inc. The Company's products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, and office product catalogs.

    The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors. However, many of the Company's competitors, particularly in the designer stationery industry, are larger, better capitalized and have substantially greater financial, marketing and human resources. Moreover, the development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company. See "--Risk Factors--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

    The Company implemented a series of price changes with respect to its specialty paper products in part due to pressure to remain competitive with its larger competitors and in part to increase market share within the preprint industry. In April and August of 1996, the Company made significant reductions in the prices it charged to substantially all of its specialty paper customers. While these price reductions increased the Company's market share, they had a direct material negative impact on the Company's gross profits and gross profit margins in fiscal 1997, when compared to prior years. Subsequent to the end of fiscal 1997, the Company implemented a further general reduction in the prices of substantially all of its specialty paper products.

    In response to the reduced gross profits and gross profit margins in fiscal 1997, the Company implemented a general price increase on its specialty paper products, which took effect on August 1, 1997. The Company may determine that future price increases are necessary in order to offset increases of the costs of raw materials, direct labor, production overhead or other components of the Company's product costs and to improve or maintain gross profit margins. There can be no assurance that the August 1, 1997 price increase or any future price increases will be successfully implemented. The Company operates in a highly competitive environment and even if price increases are successfully implemented, there can be no assurance that the Company will be able to successfully continue to compete against its competitors at the new, higher price levels. Either the potential failure to successfully increase prices, or the potentially diminished competitive position once a price increase is successfully implemented could have material adverse effect on the Company's business, financial condition or results of operations. See "--Risk Factors--Competition."

                               Page 8 of 41 Pages

TRADEMARKS AND COPYRIGHTS

    The Company maintains five registered trademarks in the U.S., Canada and
Australia: (1) GEOPAPER, (2) GEOTYPE, (3) GEOTAPE, (4) GEOSTENCIL, and (5) GEOSIGN. In addition, the Company maintains two additional registered trademarks in the U.S.: (1) SHIELD 'N' SEE, and (2) GEOFOIL and one additional registered trademark in Canada: GEO. The Company's trademarks have various expiration dates from 2002 to 2006 in the U.S., expiration dates in 2005 in Canada, and expiration dates in 2011 in Australia. The Company has six applications pending with the U.S. Patent and Trademark Office for federal trademark registration for Geographics product lines. In addition, the Company has two registered U.S. copyrights for the following products, "GEOCRUMPLED" and "GEOCLOUDS".

    The Company considers consumer awareness of its products and brand names an important factor in creating demand for its products among office supply stores and other existing or prospective customers. Part of the Company's strategy for increasing consumer awareness is to establish consistent brand identity across all of its major product lines. The Company believes that its trademarks and copyrights play an important role in this effort.

    While the Company has made reasonable efforts to protect its intellectual property, including registering them as trademarks and copyrights in the countries where the product lines are marketed, to the extent that such protections are inadequate, the Company could lose all or a part of these rights which, in turn, could result in the diminution of the Company's overall brand identity or individual product line identities. Either the loss of intellectual property rights or the diminution of the Company's brand identities could have a material adverse effect on the Company. See "Risk Factors--Uncertain Protection of Intellectual Property Rights".

SEASONALITY

    A significant portion of the Company's customer orders are placed between August and October of each year for shipment during the Company's third fiscal quarter, which includes the Christmas season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and is expected to continue to experience, seasonal fluctuations in its operating results based upon past purchasing patterns.

BACKLOG

    The Company's backlog of orders as of September 8, 1997 was $2,180,117. The Company expects to fill substantially all of these orders during the second quarter of 1997. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any prior period. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    At March 31, 1997, the Company had approximately 250 employees, 235 of whom were employed at its headquarters in Blaine, Washington, 7 of whom were employed at the Company's facilities in the United Kingdom, and 8 of whom were employed at the Company's facilities in Australia. At March 31, 1997, the manufacturing, warehousing and product distribution aspects of the Company's business employed 211

                               Page 9 of 41 Pages
employees, 20 employees worked in administration and 19 employees worked in various managerial positions. As of the date of this Report, none of the Company's employees were subject to a collective bargaining agreement. However, during the second quarter of fiscal 1998, a group of the Company's employees successfully petitioned for an election to determine if they would be represented by a union, and an election date was set for October 2, 1997. If a majority of the Company's employees elect to join the union, the Company will be required to engage in good faith negotiations with the union for a collective bargaining agreement. The Company cannot predict the outcome of the election by its employees or the results of the negotiations of, or the terms of, the collective bargaining agreement. The terms of any such collective bargaining agreement could result in an increase in overall costs of production. In addition, depending on the position taken by the union in its negotiations with the Company, there could be an increased risk of labor strikes or work stoppages. Any of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. As of the date of this Report, the Company had never experienced a work stoppage and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

    The information concerning certain executive officers of the Company which is set forth in "Item 10. Directors and Executive Officers" of Part III of this Report is incorporated into this Item 1 of Part I of this Report by this reference.

RISK FACTORS

    PROSPECTIVE INVESTORS ARE STRONGLY CAUTIONED THAT AN INVESTMENT IN THE COMPANY INVOLVES A VERY HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD NOT DISMISS, AS "BOILERPLATE" OR "CUSTOMARY," DISCLOSURE OF THE RISK FACTORS SET FORTH BELOW. THE CONTINGENCIES AND OTHER RISKS DISCUSSED BELOW COULD AFFECT THE COMPANY IN WAYS NOT PRESENTLY ANTICIPATED BY ITS MANAGEMENT AND THEREBY HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF ITS COMMON STOCK. A CAREFUL REVIEW AND UNDERSTANDING OF EACH OF THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS REPORT IS ESSENTIAL FOR AN INVESTOR SEEKING TO MAKE AN INFORMED DECISION WITH RESPECT TO THE COMPANY.

ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER CREDIT FACILITY; NEED FOR
  ADDITIONAL WORKING CAPITAL

    As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital.

    At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources." Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes a default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

    The Company entered into a forbearance agreement with its lender, effective August 31, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to

                              Page 10 of 41 Pages

October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting is rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, on September 12, 1997, the Company was required to request borrowings in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it has not formally waived this additional default. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to extend the facility beyond the October 31, 1997 expiration date or that the Company will be able to refinance or replace the facility on acceptable terms when and as needed.

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "--Dependence on Key Vendors." In addition, the Company is actively pursuing additional sources of working capital, which could include the issuance of debt or equity securities or the sale of some or all of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the Company's revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy the Company's working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

WEAKNESSES IN INTERNAL CONTROLS

    In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during fiscal 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. As a result of the overstatement, inventory and gross margin at March 31, 1997 were reduced by approximately $4,600,000 over the prior period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Management is taking steps to improve its internal controls, including increasing the size and capabilities of its accounting department and improving its management information systems. However, there can be no assurance that the Company will be able to successfully implement these steps or that the Company will not encounter other internal control weaknesses. The failure of the Company's accounting and finance systems to provide accurate information necessary to monitor the Company's financial position, results of operations and liquidity could have a material adverse

                              Page 11 of 41 Pages
effect on the Company's business, financial condition and results of operation. See "--Management Information Systems--Integrated Operations Software."

DISPUTES AND LITIGATION

    The Company, Ronald S. Deans, the Company's President, Chief Executive Officer and Chairman of its Board of Directors, and Terry A. Fife, the Company's former Vice President of Finance and Chief Financial Officer, are named as defendants in a securities action filed on July 17, 1997 in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on August 6, 1996 (the day the Company announced financial results for the first quarter of its 1997 fiscal year) and ending on June 12, 1997 (the "Class Period"). The Complaint alleges, among other things, that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unstated amount. Two separate but related complaints (the "Related Complaints") naming the same defendants and alleging substantially the same claims as set forth in the Complaint were filed in the U.S. District Court for the Western District of Washington on July 22, 1997 and July 23, 1997. Although the Company intends to vigorously defend the Complaint and the Related Complaints, it is unable to predict the outcome of these actions. See "Item 3. Legal Proceedings."

    The Company owns insurance policies applicable to certain losses including costs of defense. However, if the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, there is no assurance that any or all of such liability, compromise or settlement would be covered by the Company's insurance. If the amount of insurance is insufficient, or if the policies are determined to be inapplicable, the Company could be required to make a payment in the form of cash, indebtedness or equity securities. A payment of this nature could have a negative material impact on the Company's capital resources and issuance of additional equity securities could have a negative material impact on the Company's existing shareholders. Moreover, the defense of any pending or future litigation, investigation or dispute could result in substantial legal and professional costs to the Company and could divert management's attention from the other business affairs of the Company for substantial periods of time.

COMPETITION

    The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors. However, many of the Company's competitors, particularly in the designer stationery industry, are larger, better capitalized, more established and have substantially greater financial, marketing and human resources. Moreover, the development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company. See "--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

    The Company implemented a series of price changes with respect to its specialty paper products in part due to pressure to remain competitive with its larger competitors and in part to increase market share within the preprint industry. In April and August of 1996, the Company made significant reductions in the prices it charged to substantially all of its specialty paper customers. While these price reductions increased the Company's market share, they had a direct material negative impact on the Company's gross profits and gross profit margins in fiscal 1997, when compared to prior years. Subsequent to the end of fiscal 1997,

                              Page 12 of 41 Pages
the Company implemented a further general reduction in the prices of substantially all of its specialty paper products.

    In response to the reduced gross profits and gross profit margins in fiscal 1997, the Company implemented a general price increase on its specialty paper products, which took effect on August 1, 1997. The Company may determine that future price increases are necessary in order to offset increases of the costs of raw materials, direct labor, production overhead or other components of the Company's product costs and to improve or maintain gross profit margins. There can be no assurance that the August 1, 1997 price increase or any future price increases will be successfully implemented. The Company operates in a highly competitive environment and even if price increases are successfully implemented, there can be no assurance that the Company will be able to successfully continue to compete against its competitors at the new, higher price levels. Either the failure to successfully implement price increases, or the reduced competitive position once a price increase is successfully implemented, could have material adverse effect on the Company's business, financial condition or results of operations.

CUSTOMER CONCENTRATIONS

    The Company's three largest customers, Office Depot Inc., Office Max, Inc. and Business Depot, Inc., in the aggregate accounted for approximately 77% and 67% of the Company's total sales for fiscal 1996 and fiscal 1997, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of a limited number of customers. See "--Business Concentrations." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, would have a material adverse effect on the Company's business, financial condition and results of operations.

    As a result of the concentration occurring in the office supply industry in which the major office megastores are accounting for a greater percentage of industry-wide sales, it is anticipated that an increasing number of the smaller outlets and retail stores will discontinue operations in the years ahead. While the Company anticipates that certain of such sales will be transferred to the larger megastores to which the Company currently supplies its products, there can be no assurance that any loss of sales to smaller outlets and retail stores will be replaced in this manner.

DEPENDENCE ON KEY VENDORS

    The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 1,100 vendors, it generally practices a "sole source" approach to vendor selection in that it typically relies on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other raw materials and supplies is Unisource, a broker/vendor who represented 48% of the Company's total purchases during the fiscal 1997. Unisource has provided the Company an immediately available and uninterrupted supply of paper. In addition, Unisource and other key vendors have granted the Company significant amounts of trade credit, along with favorable pricing and payment terms. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms.

                              Page 13 of 41 Pages

MAINTENANCE OF LARGE INVENTORY OF PRODUCTS

    As of March 31, 1997, the Company maintained an inventory of lettering, signage and specialty papers of $9,457,874. While the Company believes that the maintenance of an extensive inventory affords the Company substantial flexibility in responding to incoming orders, enhances its reputation as a major supplier in the industry and offers certain economies of scale in its purchasing program, the maintenance of an extensive inventory requires a substantial outlay of funds which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, such inventory may become less marketable, which may require the Company to dispose of such inventory on an unprofitable basis. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations." If the Company were unable to recover a substantial portion of its investment in inventory, this would result in a material adverse effect on the Company's business, financial condition and results of operations.

IMPLEMENTATION OF AUTOMATED PRODUCTION EQUIPMENT

    The efficient manufacture of designer stationeries and specialty papers is highly capital intensive. In order to remain competitive, the Company invested significant financial and operating resources in the purchase and implementation of automated production equipment over the course of fiscal 1996 and 1997, including two high speed, automated printing presses and one high speed automated packaging production line, among other equipment. The Company also invested significant financial and operational resources in the form of dedicated employees and outside consultants in the design, site preparation, installation and ongoing refinement of these systems. However, the planned efficiency improvements from these investments were not realized during fiscal 1997 due to significant delays and extra expenses incurred during the implementation of this production machinery. There can be no assurance that the machinery will be fully and successfully implemented and perform at the minimum level required to deliver the efficiencies expected when the machinery was purchased, or that the Company will be successful in its future plans for implementing any new production machinery that it may require, either of which could have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGEMENT INFORMATION SYSTEMS

    Over the course of fiscal 1996 and fiscal 1997, the Company invested significant financial and operational resources in the installation of integrated hardware and software systems designed to integrate all major aspects of the Company's business including sales, electronic data interchange (EDI), warehousing, manufacturing, distribution, purchasing, inventory control, merchandise planning and replenishment, and various financial systems. The Company also invested significant financial resources in outside consultants for the design, installation and ongoing refinement of this system. In fiscal 1998, the Company determined the need to replace this system and therefore elected to write-off effectively all of its investment in the system software, consulting fees and certain other implementation expenditures through March 31, 1997. The Company has determined that it will need to invest further significant resources to implement a new system of integrated hardware and software over the course of fiscal 1998 and possibly future periods. There can be no assurance that the current package will perform at the minimum level required to adequately support the operations of the Company until implementation of a new system is completed, or that the Company will be successful in its future plans for implementing a new system, either of which could have a material adverse effect on the Company's business, financial condition or results of operations.

                              Page 14 of 41 Pages

ELECTRONIC DATA INTERCHANGE

    The Company currently utilizes electronic data interchange ("EDI") to transact business with its largest customers. Presently approximately 70% to 80% of customer orders and invoices are transacted by EDI. The Company believes that its current systems may not be adequate to support the Company's future EDI requirements. In addition, the Company is highly dependent on a single consultant to support its current method of processing EDI transactions. The Company has determined that it may be necessary to find or develop in-house EDI expertise and implement new EDI systems to ensure reliable transactions, minimum acceptable customer service, sufficient operational efficiency, and to provide management with the ability to monitor critical performance factors with major customers. There can be no assurance that the current methods and consultants used by the Company to transact EDI will perform at the minimum level required to adequately support the operations of the Company, or that the Company will be successful in its future plans for implementing new EDI personnel and software, either of which could have a material adverse effect on the Company's business, financial condition or results of operations.

COLLECTION OF ACCOUNTS RECEIVABLE

    Difficulties encountered by the Company in fiscal 1997 in connection with the installation and implementation of its new EDI software package resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997 which contributed to a substantial increase in the Company's trade receivables balance and negative operating cash flow at the end of fiscal 1997. While the Company continues to work to improve its ability to reliably invoice via EDI, there can be no assurance that the Company will be successful in adequately improving its collection of accounts receivable in the foreseeable future. Continued invoicing or collection difficulties could have a material adverse effect on the Company's business, financial conditions or results of operations. See
"--Management Information Systems--Electronic Data Interchange."

DEPENDENCE ON KEY PERSONNEL

    At the present time, the Company is highly dependent on the continued services of Ronald S. Deans, Mark G. Deans and R. Scott Deans, who serve as the Company's principal executive officers as well as directors of the Company. There can be no assurances that the Company will be able to replace any of these key executives in the event their services become unavailable. The loss of Ronald S. Deans, the Company's President and Chief Executive Officer, Chief Financial Officer and Secretary and Chairman of the Company's Board of Directors, or the other key members of the Company's management team could have a material adverse effect on the Company's business, financial condition or results of operations.

IMPACT OF COLLECTIVE BARGAINING AGREEMENT

    During the second quarter of fiscal 1998, a group of the Company's employees successfully petitioned for an election to determine if they would be represented by a union, and an election date was set for October 2, 1997. If a majority of the Company's employees elect to join the union, the Company will be required to engage in good faith negotiations with the union for a collective bargaining agreement. The Company cannot predict the outcome of the election by its employees or the results of the negotiations of, or the terms of, the collective bargaining agreement. The terms of any such collective bargaining agreement could result in an increase in overall costs of production. In addition, depending on the position taken by the union in its negotiations with the Company, there could be an increased risk of labor strikes or work stoppages. Any of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. See "--Employees."

                              Page 15 of 41 Pages

TECHNOLOGY CHANGES AFFECTING PRODUCTS

    The design and manufacture of production equipment used in the designer stationery and specialties paper industries has undergone and continues to undergo rapid and significant technological change. In particular, developments in the software industry may afford customers and consumers with the ability to produce paper products which offer quality characteristics comparable with that provided by the Company. Any such developments may, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business is, to a significant degree, dependent on the enhancement of its current products and development of new products. Product development and enhancement involve substantial expenditures and a high degree of risks, and there is no assurance that product development efforts of the Company will be successful, will have sufficient utility or will be superior to efforts by others, including current customers and consumers of the Company's products. There can be no assurances that future technological developments will not render existing or proposed products of the Company uneconomical or obsolete, or that the Company will not be adversely affected by the future development of commercially viable products by others. The development of superior products by others could have a material adverse effect on the Company's business, financial condition or results of operations.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

    The Company owns a number of trademarks and copyrights, and certain of the Company's proprietary manufacturing processes are protected by trade secrets. There can be no assurance that the Company's trade secrets, trademarks, copyrights or other proprietary rights will be effective in discouraging competition or held valid if subsequently challenged, or that others will not assert rights in, or ownership of, any of such proprietary rights. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company's proprietary information will not become known to competitors or that others will not independently develop products substantially equivalent or superior to the Company's products without infringing on the Company's proprietary rights. There can be no assurance that any pending trademark application will result in the issuance or a registered trademark. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. While the Company has made reasonable efforts to protect all of its trade secrets, trademarks, copyrights and other proprietary rights, to the extent such protections are inadequate, the Company could lose a part or all of these rights which, in turn, could have a material adverse effect on the Company's business, financial condition or results of operations.

CHANGING CONSUMER PREFERENCES AND INTERESTS

    The success of the Company's business depends to a significant extent on consumer preferences and spending habits. Consumer preferences are influenced by a number of factors, including general economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. Any significant decline in such general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally could have a material adverse effect on the Company's business, prospects, financial condition or results of operations. Moreover, while the Company believes that its designs, configurations and related artwork have received substantial acceptance by its targeted market, there can be no assurances that consumers and other purchasers of these materials will continue to favor the Company's products in light of the constant shifting that occurs with regard to consumer preferences and interests.

INTERNATIONAL SUBSIDIARIES

    The Company has made substantial efforts to increase its product line sales to international markets during fiscal 1996 and 1997. The Company has established three wholly-owned foreign subsidiaries to

                              Page 16 of 41 Pages
conduct business outside the United States. Acquisition, start-up and organizational costs during fiscal 1996 and fiscal 1997 were significant for these foreign subsidiaries, as was the commitment of executive management time, attention and effort. Though the Company derives a significant percentage of its total sales from these subsidiaries, collectively they generated net losses and negative cash flows on a consolidated basis in fiscal 1997. There can be no assurances that the results of these operations, individually or collectively, will yield either net profits or positive cash flows in the foreseeable future. Additional cash infusions may be necessary in the future to support these subsidiaries, along with continued significant effort from the Company's executive management team. As a result, the operations and requirements of the Company's foreign subsidiaries may have material adverse effect on the Company's business, financial condition and results of operations.

FOREIGN EXCHANGE AND INTERNATIONAL TRADE

    International sales accounted for approximately 22% of the Company's total net sales in fiscal 1997. See "Sales/Assets by Geographic Location." As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and various other import or export trade barriers, political and economic instability, difficulties in receivable collections, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of stationeries, specialty papers and office supply products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Canada, Australia or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition or results of operations.

POSSIBLE FAILURE TO QUALIFY FOR NASDAQ NATIONAL MARKET OR NASDAQ SMALLCAP MARKET

    In July 1997, Nasdaq informed the Company that its Common Stock and warrants would be delisted from the Nasdaq National Market as a result of the Company's failure to file this Report with the Securities and Exchange Commission by the due date. Nasdaq has granted continued listing for the Company's Common Stock and warrants provided the Company files this Report and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 by no later than September 18, 1997. The Company has been informed by Nasdaq that the letter "E" that has been added to the trading symbols for the Company's securities will be removed once these conditions have been satisfied. Although the Company expects that these conditions will be satisfied, there can be no assurance that the Company will continue to be able to satisfy the other requirements for continued listing on Nasdaq or that, if necessary, it will be able to satisfy the listing requirements of the Nasdaq Small Cap Market. If the Company is unable to satisfy these listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market, in which case an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value, of the Common Stock. This would have a material adverse impact on the trading market and market price for the Common Stock.

POSSIBLE APPLICABILITY OF RULES RELATING TO LOW-PRICED STOCK

    The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5 per share, subject to certain exceptions. Unless the Common Stock is listed on the Nasdaq National Market or the Nasdaq SmallCap Market, it may be deemed to be "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. These rules could adversely effect the ability and willingness of broker-dealers to sell the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock.

                              Page 17 of 41 Pages

There can be no assurance that the Common Stock will continue to be listed on the Nasdaq National Market or, if necessary, that the Common Stock will qualify for listing on the Nasdaq Small Cap Market. See "--Possible Failure to Qualify for Nasdaq National Market or Nasdaq SmallCap Market."

EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION

    As of September 8, 1997, there were outstanding warrants for the purchase of an aggregate of 1,342,293 shares of Common Stock at an exercise price of $.77 to $6.50 per share. In addition, as of September 8, 1997, there were outstanding options granted under the Company's stock option plan to purchase up to 173,500 shares of Common Stock at exercise prices ranging from Cdn. $1.00 to Cdn. $4.15 per share. In the event that the outstanding warrants and options are exercised, the holders will be given the opportunity to profit from a rise in the market price of the underlying shares. This may have certain dilutive effects on, and a materially depressive effect on, the market price for the Common Stock. The terms on which the Company could obtain additional capital during the life of such warrants and options may be adversely affected because the holders may be expected to exercise them at a time when the Company might otherwise be able to obtain comparable additional capital in a new offering of securities at a price per share greater than the exercise price of such options and warrants. As a result, the existence and possible exercise of such options or warrants could have a material adverse effect on the Company's ability to raise capital through the sale of its equity securities.

FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY

    Management expects that the Company's financial results may vary materially from period to period. Most of the Company's customers order products for immediate delivery. As a result, a substantial amount of the Company's net sales in each quarter results from orders received in that quarter. The Company's net sales and operating results may, therefore, vary significantly as a result of, among other things, volume and timing of orders received during the quarter, variations and sales mix, and delays in production schedules. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results. Moreover, a significant portion of the Company's customer orders are placed between August and October of each year in anticipation for shipment during the Company's third fiscal quarter (i.e., the Christmas period). As a result, the Company has experienced and is expected to continue to experience seasonal fluctuations in its operating results based on such purchasing patterns. See "--Seasonality." These fluctuations in quarterly operating results could have a material adverse effect on, among other things, the market price for the Company's Common Stock.

VOLATILITY OF STOCK PRICE

    The market price of the Common Stock has been, and is likely to continue to be, volatile. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." The market price of the Common Stock could fluctuate, perhaps substantially, in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers or suppliers, changes in the general condition of, or trends in, the designer stationery and specialty paper industry, paper prices, changes in governmental regulations, or changes in securities analysts' estimates of the Company's or its competitors' or industry's, future performance. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price and volume volatility, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of the Common Stock.

                              Page 18 of 41 Pages

YEAR 2000 ISSUES

    The Company has not yet made an assessment of the impact of the year 2000 problem on its computer software, hardware and other systems, including those of vendors, customers and other third parties. The potential expense to ensure that all of the computer and other systems are year 2000 compliant cannot be determined until such an assessment is made. However, the cost of becoming year 2000 compliant, or the consequences for failure to become year 2000 compliant, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company considers its properties to be suitable and adequate for their intended uses for the foreseeable future. These properties consist of the following:

    EXECUTIVE OFFICES AND DOMESTIC FACILITIES

    The Company's headquarters and manufacturing facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space located on ten and one-half acres of Company-owned land. The Company's Blaine, Washington facility was increased from 34,000 sq. ft to 49,000 sq. ft in December 1994. The facility was increased to its current size during fiscal year 1996.

    OTHER WHATCOM COUNTY FACILITIES

    The Company leases a 19,050 sq. ft. facility in Bellingham, Washington. This facility is used in warehousing and shipping functions. The lease payments are $7,620 per month, triple net. The lease expires in October 1998, and the Company has an option to renew for another three year term. During 1996 and 1997, the Company also leased 4 additional 10,000 sq. ft. buildings at a business park facility near Ferndale, Washington, each facility on a renewable six month lease of $15,000 per month, triple net.

    EUROPEAN FACILITIES

    In connection with the distribution of the Company's products in Europe, Geographics--Europe leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $5,200, triple net, and expires on February 14, 2006.

    AUSTRALIAN FACILITIES

    In connection with the distribution of the Company's products in Australia, Geographics--Australia leases 5,000 square feet of warehouse space near Brisbane, Australia. The lease requires lease payments of $3,400 per month, triple net (with annual review of the rental rate beginning in August 1997), and expires on August 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Company, Ronald S. Deans, the Company's President, Chief Executive Officer and Chairman of its Board of Directors, and Terry A. Fife, the Company's former Vice President of Finance and Chief Financial Officer, are named as defendants in a securities action filed on July 17, 1997 in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on August 6, 1996 (the day the Company announced financial results for the first quarter of its 1997 fiscal year) and ending on June 12, 1997 (the "Class Period"). The Complaint alleges, among other things, that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unstated amount. Two separate but related complaints (the

                              Page 19 of 41 Pages

"Related Complaints") naming the same defendants and alleging substantially the same claims as set forth in the Complaint were filed in the U.S. District Court for the Western District of Washington on July 22, 1997 and July 23, 1997. Although the Company intends to vigorously defend the Complaint and the Related Complaints, it is unable to predict the outcome of these actions. See "--Risk Factors--Disputes and Litigation."

    The Company owns insurance policies applicable to certain losses including costs of defense. However, if the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, there is no assurance that any or all of such liability, compromise or settlement would be covered by the Company's insurance. If the amount of insurance is insufficient, or if the policies are determined to be inapplicable, the Company could be required to make a payment in the form of cash, indebtedness or equity securities. A payment of this nature could have a negative material impact on the Company's capital resources and issuance of additional equity securities could have a negative material impact on the Company's existing shareholders. Moreover, the defense of any pending or future litigation, investigation or dispute could result in substantial legal and professional costs to the Company and could divert management's attention from the other business affairs of the Company for substantial periods of time.

    The Company is also party to other routine litigation incident to its business and to which its property is subject. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

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

    In July 1997, Nasdaq informed the Company that its Common Stock and warrants would be delisted from the Nasdaq National Market as a result of the Company's failure to file this Report with the Securities and Exchange Commission by the due date. Nasdaq has granted continued listing for the Company's Common Stock and warrants provided the Company files this Report and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 by no later than September 18, 1997. The Company has been informed by Nasdaq that the letter "E" that has been added to the trading symbols for the Company's securities will be removed once these conditions have been satisfied. Although the Company expects that these conditions will be satisfied, there can be no assurance that the Company will continue to be able to satisfy the other requirements for continued listing on the Nasdaq National Market. Delisting of the Company's securities from the Nasdaq National Market could have a material adverse effect on the liquidity and trading price of the Common Stock. See "Item 1. Business--Risk Factors-- Possible Failure to Qualify for Nasdaq National Market or Nasdaq Smallcap Market."

                              Page 20 of 41 Pages

    The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board or the Nasdaq National Market System, as the case may be, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended March 31, 1996.

                         NASDAQ NMS/OTC BULLETIN BOARD

1996                                                                   HIGH        LOW
-------------------------------------------------------------------  ---------  ---------
First Quarter......................................................  $    1.88  $    1.13
Second Quarter.....................................................  $    3.44  $    1.45
Third Quarter......................................................  $    5.38  $    3.00
Fourth Quarter(1)..................................................  $    6.25  $    4.50

1997                                                                   HIGH        LOW
-------------------------------------------------------------------  ---------  ---------
First Quarter......................................................  $    6.94  $    4.75
Second Quarter.....................................................  $    5.69  $    2.88
Third Quarter......................................................  $    5.38  $    2.75
Fourth Quarter.....................................................  $    5.25  $    3.25

------------------------

(1) The Company's shares began trading on the Nasdaq National Market System effective March 8, 1996.

    The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of September 8, 1997, there were approximately 268 holders of record of the Company's Common Stock.

DIVIDENDS

    The Company has not paid dividends at any time during the two fiscal year period ending on March 31, 1997. The Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    In May 1996, the Company completed a private placement of 1,268,293 units at a price of $5.125 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at a purchase price of $4.25. The warrants were immediately exercisable and expire on June 1, 1999. The Company received approximately $6.1 million in net proceeds from the sale of the units. The offering of the units was made to certain accredited investors in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act") as an offer and sale of securities not involving a public offering. Purchasers of the units entered into a registration rights agreement with the Company (the "Registration Rights Agreement") pursuant to which the Company has agreed, subject to certain conditions, to register the Common Stock and warrants comprising the units and the Common Stock issued or issuable upon exercise of such warrants (the "Registrable Securities"). Pursuant to the Registration Rights Agreement, the Company has filed a registration statement with the Securities and Exchange Commission (SEC File No. 333-10051) to register under the Securities Act the public offer and sale of the Registrable Securities.

    In July 1996, the Company purchased substantially all of the assets of Grahams Graphics Pty. Ltd. (the "Seller"). The purchase price consisted of (i) the issuance to the Seller of 50,000 shares of Common Stock (valued at an aggregate of $200,000 based on the then-prevailing market price for the Common Stock); (ii) the issuance to the Seller of options to purchase an additional 50,000 shares of Common Stock at an exercise price of $4.00 per share; (iii) the assumption of approximately $150,000 in unsecured trade liabilities; and (iv) a one time cash payment of $40,000. Upon the completion of the transaction, the

                              Page 21 of 41 Pages
acquired assets and liabilities were contributed to, or assumed by, Geographics Australia Pty. Ltd., a wholly-owned subsidiary of the Company. The issuance of the Common Stock and the stock options in connection with this transaction were made in reliance on Section 4(2) of the Securities Act as an offer and sale of securities not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements for the periods indicated. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's 1997 Consolidated Financial Statements and notes thereto contained elsewhere in this Report.

                                                                        YEARS ENDED MARCH 31,
                                                    --------------------------------------------------------------
                                                     1993(1)       1994         1995        1996(2)       1997
                                                    ----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Sales.............................................  $5,375,595  $ 6,901,845  $10,186,136  $22,613,635  $23,840,506
Cost of sales.....................................   3,035,862    4,488,176    5,881,649   14,194,505   20,378,594
                                                    ----------  -----------  -----------  -----------  -----------
Gross margin......................................   2,339,733    2,413,669    4,304,487    8,419,130    3,461,912
Selling, general and administrative...............   1,842,030    2,981,861    2,873,476    5,734,901    9,723,210
Amortization of goodwill..........................      --          479,300      639,067      159,768      --
                                                    ----------  -----------  -----------  -----------  -----------
  Income (loss) from operations...................     497,703   (1,047,492)     791,944    2,524,461   (6,261,298)
Other income......................................      88,532      209,521       15,398      130,684       24,907
Gain (loss) on sales of property and equipment....      80,194      (12,687)     (13,468)        (594)     (86,048)
Reserve for impairment on EDP
  installation-in-progress........................      --          --           --           --          (620.759)
Interest expense..................................    (257,287)    (356,060)    (457,499)    (787,848)  (1,063,075)
                                                    ----------  -----------  -----------  -----------  -----------
Income (loss) before provision for income taxes...     409,142   (1,206,718)     336,375    1,866,703   (8,006,273)
Income tax provision (benefit)....................     140,053       34,800     (411,367)     634,679      (55,972)
                                                    ----------  -----------  -----------  -----------  -----------
Net income (loss).................................  $  269,089  $(1,241,518) $   747,742  $ 1,232,024  $(7,950,301)
                                                    ----------  -----------  -----------  -----------  -----------
                                                    ----------  -----------  -----------  -----------  -----------
Net income (loss)
  per average common share outstanding............  $     0.07  $     (0.28) $      0.16  $      0.19  $     (0.85)
Weighted average shares outstanding
  used in computing per share data................   4,231,729    4,424,535    4,549,101    6,606,499    9,322,278
SUPPLEMENTAL OPERATING DATA:
  EBITDA(3).......................................  $  891,326  $  (111,226) $ 2,087,206  $ 3,649,460  $(4,889,006)

                                                                           AS OF MARCH 31,
                                                    --------------------------------------------------------------
                                                     1993(1)       1994         1995        1996(2)      1997(3)
                                                    ----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Working capital...................................  $1,998,656  $   869,651  $ 1,836,436  $ 5,886,703  $   401,550
Total assets......................................   5,358,937    6,788,067   10,614,673   24,738,041   30,245,701
Long-term obligations, less current portion.......   1,510,554    2,484,634    3,319,948    3,690,360    4,322,371
Stockholders' equity..............................   2,518,695    1,471,514    2,803,341    9,989,852    7,917,023

------------------------

(1) As presented, the financial results for the fiscal year ended March 31, 1993 have been restated to reflect adjustments to the carrying value of product display racks, inventory and investments in partnerships.

(2) Certain amounts for the fiscal year ended March 31, 1996 have been reclassified to conform to the current year presentation of the fiscal year ended March 31, 1997 amounts. Such reclassifications had no effect on previously reported earnings or financial position.

(3) As used herein, "EBITDA" is defined as operating income plus depreciation and amortization. EBITDA is commonly used to assess the non-cash effect on earnings of generally high levels of both amortization and depreciation expenses associated with capital equipment and acquisitions. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                              Page 22 of 41 Pages

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

OVERVIEW

    Geographics, Inc. was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 71% of the Company's total sales in fiscal 1997 attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%.

    Primarily to develop its specialty papers group, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company has experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and the management information system. Moreover, the management information system has failed to perform as promised by vendors. As a result, the Company has not yet realized the originally anticipated economic benefits and efficiencies from these capital expenditures. See "Item 1. Business-- Management Information System--Operations Software," "Item 1. Business--Management Information Systems--Electronic Data Interchange (EDI)" and "Item 1. Business--Risk Factors--Implementation of Automated Production Equipment." These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, have had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal 1997. In addition, since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a default under the Company's mortgage loans and equipment lease facilities. The report of the Company's auditors included in this Report states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. See "--Liquidity and Capital Resources."

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with

                              Page 23 of 41 Pages
the Company or the initiation of collection proceedings. See "Item 1. Business--Risk Factors--Dependence on Key Vendors." In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders. See "Item 1. Business-- Risk Factors--Ability to Continue as a Going Concern; Defaults under Credit Facility; Need for Additional Working Capital" and "--Liquidity and Capital Resources."

    OVERSTATEMENT OF GROSS PROFITS AND INVENTORIES. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during 1997, the use of certain accounting procedures and estimates based on historical results caused in an overstatement of gross margin and inventories on an interim basis. The anticipated lower gross margin is primarily attributable to a decline in selling prices for the Company's paper products coupled with modest cost increases and a continuing shift in mix of sales to lower margin products. Planned efficiency improvements in the manufacture of its paper products were not realized during the year primarily due to delays and extra expenses incurred during implementation of automated production machinery. As a result, the Company experienced increases in both the direct labor and overhead elements of its product costs. These factors caused gross profit margins as a percentage of sales to decline significantly to 18.9% for fiscal 1997 compared to 37.2% for fiscal 1996. In addition, the Company increased its reserve for potentially obsolete inventory by $1,190,000 with a corresponding reduction of gross margin. Actual gross profit margins as a percentage of sales, which reflect both additional reserves for obsolete inventory and the prior overstatement of gross margins, were 14.5% for fiscal 1997 compared to 37.2% for fiscal 1996.

    WEAKNESSES IN INTERNAL CONTROLS. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that several weaknesses in the Company's internal controls occurred during fiscal 1997. Management is taking steps to improve its internal controls, including increasing the size and capabilities of its accounting department and improving its management information systems. However, there can be no assurance that the Company will be able to implement these steps or that the Company will not encounter other internal control weaknesses. The failure of the Company's accounting and finance systems to provide accurate information necessary to monitor the Company's financial position, results of operations and liquidity could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Management Information Systems--Integrated Operations Software" and "Item 1. Business--Risk Factors--Management Information Systems."

    SEASONALITY. A significant portion of the Company's customer orders are placed between August and October of each year for shipment during the Company's third fiscal quarter, which includes the Christmas season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and is expected to continue to experience, seasonal fluctuations in its operating results. See "Item 1. Business--Seasonality."

    QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distributions channel, and competitive pricing. Consequently, the Company's revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations. See "Item 1. Business--Risk Factors--Fluctuations of Quarterly Results; Seasonality."

                              Page 24 of 41 Pages

    BACKLOG. The Company's backlog of orders as of September 8, 1997 was $2,180,117. The Company expects to fill all of these orders during the second quarter of 1997. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any prior period. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Backlog."

    COLLECTIONS OF ACCOUNTS RECEIVABLE. Difficulties encountered by the Company in fiscal 1997 in connection with the installation and implementation of a new EDI software package resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997 which contributed to a substantial increase in the Company's trade receivables balance and negative operating cash flow at the end of fiscal 1997. While the Company continues to work to improve its ability to reliably invoice via EDI, there can be no assurance that the Company will be successful in adequately improving its collection of accounts receivable in the foreseeable future. Continued invoicing or collection difficulties could have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 1. Business--Management Information Systems-- Electronic Data Interchange" and "Item 1. Business--Risk Factors--Electronic Data Interchange."

    MAINTENANCE OF LARGE INVENTORY. As of March 31, 1997, the Company maintained an inventory of lettering, signage and specialty papers of $9,457,874. While the Company believes that the maintenance of an extensive inventory provides it substantial flexibility in responding to incoming orders, enhances its reputation as a major supplier in the industry and offers certain economies of scale in its purchasing program, the maintenance of an extensive inventory requires a substantial outlay of funds which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than the pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, the Company's inventory may become less marketable, which may require the Company to dispose of such inventory on an unprofitable basis. The Company has addressed these problems by increasing the reserves for obsolete inventory during fiscal 1997 from $100,000 to $1,290,000. However, if the Company were not able to recover a substantial portion of its investment in inventory, this would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Risk Factors--Maintenance of Large Inventory of Products."

                              Page 25 of 41 Pages

RESULTS OF OPERATIONS

    The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                                                   FISCAL YEAR ENDED MARCH 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Net sales......................................................      100.0%     100.0%     100.0%
Cost of sales..................................................       85.5       62.8       57.7
                                                                 ---------  ---------  ---------
    Gross margin...............................................       14.5       37.2       42.3
Selling, general and administrative expenses...................       40.8       25.4       28.2
Amortization of goodwill.......................................     --             .7        6.3
                                                                 ---------  ---------  ---------
    Income from operations.....................................      (26.3)      11.1        7.8
                                                                 ---------  ---------  ---------
Other income...................................................       (2.8)        .6         .0
Interest expense...............................................       (4.5)      (3.5)      (4.5)
                                                                 ---------  ---------  ---------
    Other income (expense).....................................       (7.3)      (2.9)      (4.5)
                                                                 ---------  ---------  ---------
Income before provision for income taxes.......................      (33.6)       8.2        3.3
Income tax provision (benefit).................................       (0.2)       2.8       (4.0)
                                                                 ---------  ---------  ---------
Net income.....................................................      (33.4)%       5.4%       7.3%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

1997 COMPARED TO 1996

    NET SALES. Net sales increased 5.4% to $23,840,506 in fiscal 1997 from $22,613,635 in fiscal 1996. This increase was primarily attributable to the continued growth of the Geopaper product line, which offset certain factors in the third and fourth quarters that negatively impacted fiscal 1997 sales. Revenue growth with respect to the Geopaper product line slowed compared to the two prior years. While unit sales for the year ended March 31, 1997 increased by 17% compared to fiscal 1996, Geopaper revenues in fiscal 1997 were negatively impacted by declining average selling prices, product returns, inventory management changes by certain key customers and shipment delays associated with inclement weather and implementation of a new computer system in the Company's shipping department.

    The Geopaper product line experienced a sales increase of 14% in fiscal 1997 to $16,900,000 compared to $14,800,000 for fiscal 1996. Geopaper sales increases in 1997 were due primarily to sales for new store openings by Office Depot and Office Max, and initial shipments of Geopaper products to new customers, including Wal-Mart, Target and Kmart. In addition, Geopaper sales increased due to the introduction of the Geoposterboard product line in over 900 Wal-Mart stores, 500 Office Depot stores in the United States and Canada, and 80 Staples/Business Depot stores in Canada.

    The shift in the Company's sales mix toward Geopaper and related products continued in fiscal 1997. In 1997, the percentage of total Company sales represented by Geopaper increased to 71%, compared to 65% of total sales in fiscal 1996, while signage and lettering sales declined to 29% of total sales. In fiscal 1996, the sales mix of Geopaper products had increased to 65% of sales, up from 21% of sales in fiscal 1995, while lettering and signage sales had decreased to 35% of sales from 79% of sales for the same periods.

    Signage and lettering net sales for fiscal 1997 decreased 11.5% to approximately $6,900,000 from $7,800,000 in fiscal 1996. The decline in the sales of the signage and lettering product lines was attributable to a general decline in the demand for products of this type and increased management attention on the development of the specialty papers group. Management believes that sales of signage and lettering products will continue to decline in the future as the computerization of homes and offices will allow the efficient production of lettering and signage products by current end-users.

                              Page 26 of 41 Pages

    GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross profit as a percentage of sales decreased to 14.5% in fiscal 1997, from 37.2% in fiscal 1996. The lower gross margin is primarily attributable to a decline in selling prices for the Company's paper products coupled with modest cost increases and a continuing shift in mix of sales to lower margin products. Planned efficiency improvements in the manufacture of its paper products were not realized during the year primarily due to delays and extra expenses incurred during implementation of automated production machinery. As a result, the Company experienced increases in both the direct labor and overhead elements of its product costs. In addition, the Company increased its reserve for potentially obsolete inventory by $1,190,000, with a corresponding reduction of gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $9,723,210 (40.8% of sales) in fiscal 1997 from $5,734,901(25.4% of sales) in fiscal 1996. This increase is primarily attributable to the addition in fiscal 1997 of the Company's three foreign subsidiaries in Canada, Europe and Australia. These subsidiaries accounted for an increase in expense of $1,628,728 for fiscal 1997. The remaining increase in SG&A expense for fiscal year 1997 was attributable to an increase in advertising rebates and other rebates and promotions to customers, an increase in salaries and wages of administrative and sales & marketing personnel, and an increase in legal and settlement expenses incurred during the third quarter of fiscal 1997 relating to a settlement reached with the National Labor Relations Board.

    AMORTIZATION OF GOODWILL. There was no amortization of goodwill in fiscal 1997 compared to $159,768 (0.7% of sales) in fiscal 1996. This decline was due to the completion in fiscal 1996 of the amortization of goodwill related to the 1993 purchase of the lettering division of E-Z Industries.

    INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1997 of $6,261,298, (26.3% of sales) compared to an operating profit of $2,524,461 (11.1% of sales) during fiscal 1996. The operating loss was the result of significantly lower gross margins and significantly higher sales, general and administrative expenses.

    OTHER INCOME (EXPENSE). There was no other income in fiscal 1997 (0.0% of sales) compared to $130,090 (0.6% of sales) in fiscal 1996. In previous years, this category included such items such as management fees, foreign exchange gains, gains on disposition of fixed assets, and other miscellaneous items.

    INTEREST EXPENSE. Interest expense increased to $1,063,075 (4.5% of sales) during fiscal 1997, compared to $787,848 (3.5% of sales) during fiscal 1996. The higher interest costs were caused by increased borrowings to support the Company's operating losses, the acquisition of equipment used in the manufacture of Geopaper and facilities expansion. In addition, the Company experienced significant delays in the required electronic delivery of invoices to certain key customers due to problems related to the installation and implementation of a new EDI (Electronic Data Interchange) software package. These delays in delivery of invoices resulted in a significant corresponding delay in the collection of accounts receivable during the third and fourth quarters of fiscal 1997. Substantial additional borrowings were necessary to support operations during this period.

    INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $8,006,273 (33.6% of sales) in fiscal 1997 compared to income before provision for income taxes of $1,866,703 (8.2% of sales) in fiscal 1996. The 1997 loss before provision for income taxes was primarily the result of the Company's operating losses, increased interest expense and reduced other income.

    INCOME TAX PROVISION (BENEFIT). In fiscal 1997, the Company recorded a current income tax benefit of $459,972, which represents the amount of income tax recoverable from net operating loss carry-backs. The total potential income tax benefit for fiscal 1997, and corresponding increase in the Company's deferred tax asset as of March 31, 1997, was an estimated $3,162,000. The total potential deferred tax asset (before

                              Page 27 of 41 Pages
valuation allowance) as of March 31, 1997 was $3,774,000. Based on the Company's current operating income and available projections for operating income, the Company determined that future operating and taxable income may not be sufficient to fully or partially recognize the deferred tax asset of $3,774,000 at March 31, 1997. As a result, the Company decided to provide a valuation allowance on all of its deferred tax assets at March 31, 1997. This valuation analysis was recorded in the fourth quarter and totalled $3,774,000.

    NET INCOME/LOSS. Net loss of $7,950,301 in fiscal 1997, or 33.4% of sales, compares to net income of $1,232,024 in fiscal 1996, or 5.4% of sales.

1996 COMPARED TO 1995

    NET SALES. Net sales increased 122% to $22,613,635 in fiscal 1996 from $10,186,136 in fiscal 1995. This increase was primarily attributable to the acceptance of the Geopaper product line. Geopaper experienced a sales increase of 605% in fiscal 1996 to $14,800,000 compared to $2,100,000 for fiscal 1995.
Geopaper sales increases in fiscal 1996 were due to shipments of Geopaper products to all Office Depot Inc. and OfficeMax stores in North America, as well as shipments of Geopaper products to 248 Wal-Mart stores in March 1996.

    Signage and lettering sales for fiscal 1996 decreased 4% to $7,800,000 from $8,100,000 in fiscal 1995. The majority of the decline in signage and lettering sales was due to the Company discontinuing the sale of science fair presentation boards. In prior years, the Company purchased presentation boards and bundled them with Geographics stick-on lettering products. In fiscal 1996, the Company continued to supply the lettering products, while the Company's customers began purchasing the presentation boards directly from the manufacturer.

    The sales mix of Geopaper products increased to 65% of sales in fiscal 1996 from 21% of sales in fiscal 1995, while lettering and signage sales decreased to 35% of sales from 79% of sales for the same periods.

    GROSS MARGIN. Gross margin as a percentage of sales decreased to 37.2% in fiscal 1996, from 42.3% in fiscal 1995. The decrease in the gross margin was the result of primarily two factors. The first factor was a change in sales mix to products with lower gross margins. Geopaper represented 65% of sales while lettering and signage represented 35% of sales in 1996, compared to 21% and 79% of sales in 1995, respectively. Gross margins for Geopaper were approximately 31% while gross margins for lettering and signage were approximately 49% during fiscal 1996. The second factor was manufacturing and labor inefficiencies created by the Company's 122% growth rate in fiscal 1996. This rapid growth forced the Company to substantially increase its facilities, equipment and work force, as well as utilize leased warehouse space in order to meet the increased sales demands.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased in fiscal 1996 to $5,734,901 (25.4% of sales) from $2,873,476 (28.2% of sales) in fiscal 1995. The percentage decline was due to the spreading of SG&A expenses over significantly higher sales volumes.

    AMORTIZATION OF GOODWILL. Goodwill amortization declined to $159,768 (0.7% of sales) from $639,067 (6.3% of sales) for fiscal years 1996 and 1995 respectively. The decrease was due to the completion of the amortization of the goodwill related to the 1993 purchase of the lettering division of E-Z Industries. Fiscal 1996 included three months of amortization compared to twelve months of amortization during fiscal 1995.

    INCOME FROM OPERATIONS. Income from operations increased to $2,524,461 (11.1% of sales) during fiscal 1996, an increase from $791,944 (7.8% of sales) in fiscal 1995. The improvement in income from operations was due to the reductions in SG&A and goodwill amortization expenses as a percentage of sales, which more than offset the decreased gross margin percentage.

                              Page 28 of 41 Pages

    OTHER INCOME. Other income was $130,090 (0.6% of sales) in fiscal 1996, compared to $1,930 (0.0% of sales) during fiscal 1995.

    INTEREST EXPENSE. Interest expense increased to $787,848 (3.5% of sales) during fiscal 1996, compared to $457,499 (4.5% of sales) for fiscal 1995. The acquisition of equipment used in the manufacture of Geopaper, in addition to higher bank debt related to facilities expansion and working capital requirements resulted in higher interest costs during fiscal 1996. The higher interest costs were spread over a significantly higher sales volume in fiscal 1996, resulting in a decline in interest costs as a percentage of sales.

    INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes improved to $1,866,703 (8.2% of sales) in fiscal 1996 compared to $336,375 (3.3% of sales) in fiscal 1995. The improvement was due to the increased income from operations noted above and the lower interest costs as a percentage of sales previously discussed. In general, income before provision for income taxes improved due to economies of scale available from the significant increases in sales volumes.

    INCOME TAX PROVISION/BENEFIT. The income tax provision in fiscal 1996 was $634,679 (2.8% of sales), compared to a benefit of $411,367 (4.0% of sales) in fiscal 1995. A tax benefit was recognized in fiscal 1995 as management determined that future operating and taxable income was likely sufficient to fully recognize all deferred tax assets existing at March 31, 1995. As a result, the carrying value of the net deferred tax asset was increased and recognized as a current (1995) period income tax benefit. This benefit was non-recurring in nature and had no effect on fiscal 1996 results.

    NET INCOME. Net income of $1,232,024 in fiscal 1996 (5.4% of sales) compares to net income of $747,742 in fiscal 1995 (7.3% of sales). Net income as a percentage of sales declined primarily due to the non-recurring tax benefit discussed previously in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL OVERVIEW

    As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1997, operating losses totaled $6,261,298, and the Company experienced negative operating cash flows of $6,601,926.

    At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $12.0 million subject to a borrowing base limitation of 80% of the value of the Company's eligible accounts and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

    Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes a default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. The Company's

                              Page 29 of 41 Pages

1997 Consolidated Financial Statements included in this Report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

    The Company entered into a forbearance agreement with its lender, effective August 31, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting is rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, on September 12, 1997, the Company was required to request borrowings in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it has not formally waived this additional default. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to extend the facility beyond the October 31, 1997 expiration date or that the Company will be able to refinance or replace the facility on acceptable terms when and as needed.

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "Item 1. Business--Risk Factors--Dependence on Key Vendors." In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of additional working capital when and as needed or that the terms of such additional funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "Item 1. Business--Risk Factors--Ability to Continue as a Going Concern; Defaults under Credit Facility; Need for Additional Working Capital."

1997 COMPARED TO 1996

    NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company experienced negative operating cash flows of $6,601,926 in fiscal 1997 and $4,931,017 in fiscal 1996. The Company's principal cash flow requirements in fiscal 1997 were to fund operating losses, which totaled $6,261,298, and to fund increased working capital needs. The Company's working capital needs increased in fiscal 1997 compared to fiscal 1996 primarily as a result of an increase in trade receivables balances. Trade receivables increased to $6,654,500 at the end of

                              Page 30 of 41 Pages
fiscal 1997 compared to $4,974,156 at the end of fiscal 1996. This increase was in part due to difficulties experienced in the installation and implementation of a new electronic data interchange software package which resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997. See "Item 1. Business--Risk Factors--Electronic Data Interchange" and "Item 1. Business--Risk Factors--Collection of Accounts Receivable."

    NET CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal 1997, the Company received a net $11,273,049 from various financing sources, compared to $8,555,704 during fiscal 1996. In fiscal 1997, the Company increased borrowings under its revolving credit facility by $3,326,451 compared to an increase of $3,139,463 in fiscal 1996. Proceeds from long-term debt in fiscal 1997 were $2,333,526 compared to $1,003,029 in fiscal 1996. Repayments of long-term debt in fiscal 1997 totaled $875,134 compared to $467,986 in fiscal 1996. The Company received no loans from officers or directors in fiscal 1997, while in fiscal 1996 officers and directors had advanced $2,452,573 to the Company. Repayments of notes payable to officers and directors totaled $414,710 in fiscal 1997 compared to $396,629 in fiscal 1996. In addition, the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $6,459,945 in fiscal 1997 compared to $2,827,254 in fiscal 1996

    NET CASH FLOWS FROM INVESTING ACTIVITIES. The Company experienced a net negative cash flow from investing activities for fiscal 1997 of $4,312,394, compared to a negative cash flow from investing activities of $3,590,007 for fiscal 1996. The Company made significant investments in fiscal 1997 to increase the production capacity of its specialty papers group by acquiring automated production equipment, a new management information system, warehouse racking and delivery vehicles.

1996 COMPARED TO 1995

    NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company experienced negative operating cash flows during fiscal 1996 and 1995 ($4,931,017 for fiscal 1996 and $379,162 for fiscal 1995). Contributing to the negative cash flow from operations was the increase in trade receivable and related party trade receivables balances. Total trade receivables for fiscal 1996 increased 106% to $4,974,156 compared to $2,412,324 for fiscal 1995. The increase in receivables of 113% at year end fiscal 1996 over fiscal 1995 year end balances is consistent with the 122% increase in sales the Company experienced during 1996.

    Inventory increased to $9,139,273 at year end fiscal 1996 compared to $2,901,155 for fiscal year end 1995, an increase of 215%. The 215% increase in inventory is due in part to the building of North American inventories in anticipation of higher sales levels in fiscal 1997 and the additional building of inventories for the startup of the Company's European operations, which require a paper size which is slightly different from the North American standard.

    NET CASH FLOWS FROM FINANCING ACTIVITIES. In fiscal 1996, the Company received a net $8,555,704 from various financing sources, compared to $1,697,768 for the prior fiscal year. In fiscal 1996, the Company increased borrowings under its revolving credit facility by $3,139,463, compared to $990,427 for the prior year. Proceeds from long-term debt borrowings during fiscal 1996 were $1,003,029, compared to $765,125 in fiscal 1995. Repayments of long-term debt in fiscal 1996 were $467,986 compared to $232,685 in fiscal 1995. The Company received $2,452,573 from officers and directors in the form of notes during fiscal 1996, while $22,746 was received from officers and directors in fiscal year 1995. Repayments of notes payable to officers and directors were $398,629 in fiscal 1996 compared to $134,888 in fiscal 1995. In addition the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $2,827,254 in fiscal 1996, compared to $287,043 in fiscal year 1995. The proceeds received from the above debt and equity financings were primarily utilized to finance working capital requirements, building expansion and equipment acquisitions related to the increased sales of the Geopaper program.

                              Page 31 of 41 Pages

    NET CASH FLOWS FROM INVESTING ACTIVITIES. The Company experienced a net negative cash flow from investing activities for fiscal 1996 of $3,590,007, compared to a negative cash flow from investing activities of $1,303,258 for fiscal 1995. During fiscal 1996, the Company made significant investments to increase its Geopaper production capacity by acquiring printing presses, paper cutting equipment, packaging equipment, computers, trucks and warehouse racking.

ITEM 8. FINANCIAL STATEMENTS

    The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

(a)        Report of Moss Adams LLP regarding Financial Statements..........................        F-2

(b)        Consolidated Balance Sheets as of March 31, 1997 and 1996........................        F-3

(c)        Consolidated Statements of Income for the years ended March 31, 1997, 1996 and
            1995............................................................................        F-4

(d)        Consolidated Statements of Stockholders' Equity for the years ended March 31,
            1997, 1996 and 1995.............................................................        F-5

(e)        Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996
            and 1995........................................................................        F-6

(f)        Notes to Consolidated Financial Statements.......................................        F-7

(g)        Report of Moss Adams LLP regarding Schedule II--Valuation and Qualifying
            Accounts........................................................................        S-1

(h)        Schedule II--Valuation and Qualifying Accounts...................................        S-2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company as of March 31, 1997. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are at the discretion of the Board.

NAME                                                AGE                      POSITION
--------------------------------------------------  ---   ----------------------------------------------

Ronald S. Deans...................................  64    Chairman of the Board of Directors, President,
                                                            Chief Executive Officer, Chief Financial
                                                            Officer and Secretary

Mark G. Deans.....................................  32    Director, Executive Vice President-Sales &
                                                            Marketing

R. Scott Deans....................................  35    Director, Executive Vice President-Operations

Luis Alberto Morato...............................  36    Director

Alan D. Tuck, Jr..................................  54    Director

Robert S. Parker..................................  51    Director

    RONALD S. DEANS has served as the Chairman, Chief Executive Officer and President since he founded the Company in 1973. He has also served as the Company's Chief Financial Officer and Secretary since

                              Page 32 of 41 Pages

September 4, 1996. Mr. Deans has over thirty years experience in the graphics arts and office products retailing industry. Prior to founding the Company, he had served as sales manager for Letraset Canada Ltd.

    MARK G. DEANS joined the Company in May 1985 working in the marketing department. Mr. Deans was promoted to Vice President-Marketing in April 1990, and was promoted to Executive Vice President-Sales & Marketing in September 1995. Mr. Deans has served as a director of the Company since November 1994.

    R. SCOTT DEANS joined the Company in February 1985 working in the marketing and operations departments. Mr. Deans was promoted to Vice President-Operations in January 1990, and was promoted to Executive Vice President-Operations in September 1995. Mr. Deans has served as a director of the Company since September 1995.

    LUIS ALBERTO MORATO has been a director of the Company since October 1995. From March 1993 to the present, Mr. Morato has been an independent civil engineering consultant. From June 1982 to March 1993, Mr. Morato was a budget manager with Bytsa Dc C.V., a construction company.

    ALAN D. TUCK, JR. served on the board of directors of the Company from August 1995 until his resignation from the Company's Board in July 1997. Mr. Tuck has served as President of Greenway Pump Inc., a privately held company performing research and development of hydraulic pumps, since March 1992. Mr. Tuck is also an inventor and holder of several U.S. patents. From July 1989 to March 1992, Mr. Tuck operated Fluid Systems Engineering, a privately held company performing research and development of hydraulic pumps. Mr. Tuck is a graduate of the United States Air Force Academy and former U.S. Air Force Officer and a recipient of a Juris Doctor Degree from the University of California School of Law in Davis, California.

    ROBERT S. PARKER served on the Board of Directors from April 1996 until his resignation from the Company's Board in August 1997. Mr. Parker has been the President of Sanford Corporation, a manufacturer of writing instruments and office supplies, since December 1990. Sanford Corporation is a subsidiary of Newell Co., a publicly traded company.

FAMILY RELATIONSHIPS

    Ronald S. Deans is the father of Mark G. Deans and R. Scott Deans. Ronald S. Deans serves as the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and as Chairman of the Company's Board of Directors. Mark G. Deans and R. Scott Deans serve as the Company's Executive Vice President--Sales & Marketing and Executive Vice President--Operations, respectively. Ronald S. Deans is a director of the Company and serves on the Company's Audit Committee and the Compensation Committee. Mark G. Deans and R. Scott Deans are each directors of the Company. Luis Alberto Morato, one of the Company's directors, is the son-in-law of Fidel Garcia Carrencedo, a former director of the Company and a current principal shareholder of the Company.

BOARD AND COMMITTEE MEETINGS

    During the fiscal year ended March 31, 1997, there were two (2) meetings of the Company's Board of Directors. Each of the incumbent directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors during fiscal 1997 except Mr. Morato and Mr. Parker.

    The Company has established two standing committees of the Board of
Directors: the Audit Committee and the Compensation Committee.

    The Audit Committee was established in April 1991. The Audit Committee's function is to make recommendations concerning the effectiveness of the Company's internal auditing methods and procedures, to determine through discussions with independent auditors whether any limitations or restrictions have been placed upon them in connection with either the scope of the audit or its implementation, to

                              Page 33 of 41 Pages
review the financial statements and related notes with the auditors to ensure the statements and notes fully disclose all material facts of the Company, and to recommend approval or non-approval of such financial statements and related notes. The Audit Committee met one time during fiscal 1997, and all members of the Audit Committee attended the meeting.

    The Compensation Committee was established in April 1991. The Compensation Committee's function is to monitor and make recommendations with respect to compensation of senior officers, as well as the granting of stock options and stock awards. The Compensation Committee met one time during fiscal 1997 and all members of the Compensation Committee attended the meeting.

    The Company does not have a nomination committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, certain officers and persons who own more than ten percent (10%) of the Company's outstanding Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting Persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports.

    To the Company's knowledge, based solely on its review of copies of all
Section 16(a) reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's directors and officers were complied with.

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

    The following table shows compensation paid by the Company for services rendered during its fiscal years ended March 31, 1995, 1996 and 1997 to (a) the Company's Chief Executive Officer, (b) the four most highly compensated individuals (other than the Chief Executive Officer) who were serving as executive officers of the Company at March 31, 1997 and whose total annual salary and bonus for the fiscal year ended March 31, 1997 exceeded $100,000; and
(c) up to two additional individuals who would have been included under item (b) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 1997 (collectively, the "Named Executive Officers").

                       SUMMARY ANNUAL COMPENSATION TABLE

                                                                                                         SECURITIES
                                                                    YEAR ENDED                           UNDERLYING
NAME AND PRINCIPAL POSITION                                          MARCH 31     SALARY($)   BONUS($)   OPTIONS(#)
-----------------------------------------------------------------  -------------  ----------  ---------  -----------
Ronald S. Deans .................................................         1997    $  275,000  $  86,379           0
  Chairman, President & CEO                                               1996       234,000     87,629      30,000
                                                                          1995       181,666          0           0

Mark G. Deans ...................................................         1997    $  149,903  $  29,531           0
  Director Executive Vice President--Sales & Marketing                    1996       111,694     28,184      32,000
                                                                          1995        79,243          0      30,000

R. Scott Deans ..................................................         1997    $  149,221  $  29,531           0
  Director Executive Vice President--Operations                           1996       111,694     28,184      32,000
                                                                          1995        79,243          0      30,000

                              Page 34 of 41 Pages

STOCK OPTION GRANTS

    The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company pursuant to the Company's stock option plans during the fiscal years ended March 31, 1996 and 1997 to each of the Named Executive Officers.

                         OPTION GRANTS IN 1996 AND 1997

                                                                                                         POTENTIAL REALIZABLE
                                                                                                           VALUE AT ASSUMED
                       NUMBER OF       PERCENT OF                                                       ANNUAL RATES OF STOCK
                      SECURITIES      TOTAL OPTIONS                                                     PRICE APPRECIATION FOR
                      UNDERLYING       GRANTED TO       EXERCISE     MARKET PRICE                           OPTION TERM(4)
                        OPTIONS       EMPLOYEES IN      PRICE PER     ON DATE OF       EXPIRATION       ----------------------
NAME                 GRANTED(#)(1)    1996 AND 1997   SHARE($/SH)(2) GRANT($)(3)          DATE             0%($)       5%($)
------------------  ---------------  ---------------  -------------  ------------  -------------------  -----------  ---------
Ronald S. Deans...        30,000(5)           6.0%     Cdn $  2.30   Cdn $   2.30      August 18, 2000      --       $  19,063
Mark G. Deans.....        12,000              6.5%     Cdn $  2.00   Cdn $   2.00       April 25, 2000      --           6,631
                          20,000(5)                    Cdn $  4.15   Cdn $   4.15     October 10, 2000      --          22,931
R. Scott Deans....        12,000              6.5%     Cdn $  2.00   Cdn $   2.00       April 25, 2000      --           6,631
                          20,000(5)                    Cdn $  4.15   Cdn $   4.15     October 10, 2000      --          22,931


NAME                 10%($)
------------------  ---------
Ronald S. Deans...  $  42,125
Mark G. Deans.....     14,652
                       50,672
R. Scott Deans....     14,652
                       50,672

------------------------

(1) The options outstanding as of March 31, 1997 (the "Non-Plan Options") were not granted pursuant to a written stock option plan. All such options were fully exercisable immediately upon the grant thereof. The Company adopted a stock option plan in fiscal 1997 (the "1996 Stock Option Plan"), subject to shareholder approval. As of March 31, 1997, no options had been granted under the 1996 Stock Option Plan. At the date of this Report, the Company had reserved 1,000,000 of Common Stock for issuance upon exercise of previously granted Non-Plan Options as well as options granted under the 1996 Stock Option Plan.

(2) The exercise price for Non-Plan Options may be paid by delivery of already owned shares, subject to certain conditions.

(3) With respect to Non-Plan Options, the market value of the Common Stock underlying such options on the date of grant, as reported in the Toronto Stock Exchange Trading Summaries.

(4) Potential realizable value is based on the assumption that the fair market value of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Disclosure of these assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price for the Common Stock. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(5) Such options were granted during fiscal 1996 subject to approval of the Company's shareholders which occurred in fiscal 1997.

    The following table sets forth certain information as of March 31, 1997 regarding options to purchase Common Stock held as of March 31, 1997 by each of the Named Executive Officers as well as the exercise of such options during the fiscal year ended March 31, 1997. In addition, the following table reports the values for in-the-money options, which values represent the positive spread between the exercise price of such options and the fair market value of the Company's Common Stock as of March 31, 1997.

                              Page 35 of 41 Pages

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                   UNEXERCISED
                                                                                  NUMBER OF       IN-THE-MONEY
                                                                                 UNEXERCISED       OPTIONS AT
                                                                                 OPTIONS AT          FY-END
                                                       SHARES         VALUE      FY-END (#)       EXERCISABLE/
                                                     ACQUIRED ON    REALIZED    EXERCISABLE/    UNEXERCISABLE ($)
NAME                                                EXERCISE (#)       ($)      UNEXERCISABLE          (1)
--------------------------------------------------  -------------  -----------  -------------  -------------------
Ronald S. Deans...................................       --            --           0/30,000       $  0/12,408
Mark G. Deans.....................................       --            --           0/20,000       $   0/8,272
R. Scott Deans....................................       --            --           0/20,000       $   0/8,272

------------------------

(1) Calculated on the basis of (a) the closing sales price of the Company's Common Stock on March 31, 1997, which was $3.50, less the exercise price; and (b) an exercise price expressed in Canadian dollars and converted into U.S. dollars assuming an exchange rate on March 31, 1997 of US $0.733 for Cdn. $1.00, as reported in The Wall Street Journal.

DIRECTOR COMPENSATION

    The Company pays each non-employee director a fee of $500 for each meeting of the Company's Board of Directors attended. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of meetings of the Company's Board of Directors. Directors of the Company who are also employees of the Company do not receive fees for their services as directors.

EMPLOYMENT AGREEMENTS

    The Company had no written employment agreements with any of its directors or officers as of March 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1997, Ronald S. Deans served as a member of the Compensation Committee. Mr. Deans is the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Chairman of the Company's Board of Directors. Mr. Deans is also the father of Mark G. Deans and R. Scott Deans, Executive Vice President--Sales & Marketing and Executive Vice President--Operations, respectively, of the Company. None of the other individuals who served as members of the Compensation Committee during fiscal 1997 has served at any time as an officer or employee of the Company.

    Ronald S. Deans is party to certain transactions involving the Company which are described in "Item 13. Certain Relationships and Related Transactions" of this Report and are incorporated into this Item 11 by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 8, 1997 with respect to
(i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and executive officers as a group. Unless otherwise noted, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to

                              Page 36 of 41 Pages
community property laws where applicable. This table is based upon information supplied to the Company by directors, officers, and principal shareholders.

                                                                                AMOUNT AND NATURE
                                                                                  OF BENEFICIAL           PERCENT
NAME AND ADDRESS (1)                                                               OWNERSHIP(2)         OF CLASS(3)
---------------------------------------------------------------------------  ------------------------  -------------
Ronald S. Deans (4)........................................................             757,440                8.0%
Mark G. Deans (5)..........................................................             442,279                4.7%
R. Scott Deans (6).........................................................             444,518                4.7%
Alan D. Tuck Jr. (7).......................................................             140,796                1.5%
Robert Parker (8)..........................................................              40,000              *
Luis Alberto Morato........................................................              20,000              *
All officers and directors
  as a group (5 persons) (9)...............................................           1,845,033               19.5%

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1555 Odell Road, Blaine, Washington 98231.

(2) Beneficial ownership of the Common Stock is determined in accordance with the rules and regulation of the Securities and Exchange Commission and includes shares of Common Stock subject to options, warrants or other rights which are currently exercisable or exercisable within 60 days of September 8, 1997.

(3) Percentage ownership is based on 9,467,877 shares of Common Stock outstanding as of September 8, 1997. Each beneficial owner's percentage ownership is determined by assuming that shares of Common Stock subject to options, warrants or other rights which are held by such beneficial owner (but not those held by any other person) and which are exercisable within 60 days of September 8, 1997 have been issued and are outstanding.

(4) Mr. Ronald Deans is Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Includes 43,000 shares in the name of his wife, Ann Deans, and 69,308 shares held by the Company's 401(k) Plan for which Mr. Deans serves as trustee and exercises voting control. Also includes 30,000 shares of Common Stock issuable upon exercise of stock options and 9,756 shares issuable upon exercise of warrants.

(5) Mr. Mark Deans is the Executive Vice President--Sales & Marketing and a director of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of stock options.

(6) Mr. Scott Deans is the Executive Vice President--Operations and a director of the Company. Includes 20,000 shares of Common Stock issuable upon exercise of stock options.

(7) Mr. Tuck was a director of the Company as of March 31, 1997. Includes 30,000 shares of Common Stock issuable upon exercise of stock options and 9,756 shares issuable upon exercise of warrants. Mr. Tuck resigned from the Company's Board of Directors in July 1997.

(8) Mr. Parker was a director of the Company as of March 31, 1997. Mr. Parker resigned from the Company's Board of Directors in August 1997.

(9) Includes 120,000 shares of Common Stock subject to stock options exercisable within 60 days of September 8, 1997 and 19,512 shares of Common Stock subject to warrants exercisable within 60 days of September 8, 1997.

                              Page 37 of 41 Pages

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In fiscal 1996, Fidel Garcia Carrencedo, a former director of the Company, and Ronald S. Deans, the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary and Chairman of the Company's Board of Directors, made advances to the Company in the amounts of $52,004 and $1,212,706, respectively. The advances were evidenced by promissory notes payable on demand and bearing interest at a rate of prime plus 1% per annum. During fiscal 1997, the note to Mr. Carrancedo was paid in full and payments of $362,706 were made on the note to Mr. Deans. At March 31, 1997, the outstanding principal balance of the note to Mr. Deans was $850,000. The note to Mr. Deans was repaid in full subsequent to the end of fiscal 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1.  MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS

    The following is a subset of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant unless the method of allocation of benefits thereunder is the same for management and non-management participants:

    (i) Geographics, Inc. 1996 Stock Option Plan

    2.  FINANCIAL STATEMENTS

    (i) Report of Moss Adams LLP regarding Financial Statements

    (ii) Consolidated Balance Sheets as of March 31, 1997 and 1996

   (iii) Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995

    (iv) Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995

    (v) Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995

    (vi) Notes to Consolidated Financial Statements

    3.  FINANCIAL STATEMENT SCHEDULES

    (i) Report of Moss Adams LLP regarding Schedule II--Valuation of Qualifying Accounts

    (ii) Schedule II--Valuation of Qualifying Accounts

    All other schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

                              Page 38 of 41 Pages

    4.  EXHIBITS FILED AS PART OF THIS REPORT

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
REGISTRATION S-K)                                      DESCRIPTION OF DOCUMENT
-----------------  ------------------------------------------------------------------------------------------------
         3.1       Restated Articles of Incorporation of Geographics, Inc. (1)
         3.2       Restated Bylaws of Geographics, Inc. (2)
       *10.1       Business Loan Agreement, dated as of February 13, 1996 (the "Loan Agreement"), between
                     Geographics, Inc. and U.S. Bank of Washington, N.A.
       *10.2       Promissory Note, dated February 13, 1996, made by Geographics, Inc. payable to U.S. Bank of
                     Washington, N.A., pursuant to the Loan Agreement.
       *10.3       Loan and Security Agreement, dated as of July 10, 1992, between Geographics, Inc. and U.S. Bank of Washington, N.A.
       *10.4       Master Equipment Lease Agreement, dated as of May 22, 1996 (the "Master Lease"), between
                     Geographics, Inc. and KeyCorp Leasing Ltd.
       *10.5       Subordination Agreement, dated as of May 22, 1996, among U.S. Bank of Washington, N.A., c/o U.S.
                     Bancorp Mortgage Company and KeyCorp Leasing Ltd.
       *10.6       Equipment Schedule No. 4 to the Master Lease, dated as of December 4, 1996, between Geographics,
                     Inc. and KeyCorp Leasing Ltd.
       *10.7       Equipment Schedule No. 4 to the Master Lease, dated as of May 23, 1997, between Geographics,
                     Inc. and KeyCorp Leasing Ltd.
       *10.8       Agreement for Sale of Business, dated November 26, 1996, between Geographics, Inc. and Graham's
                     Graphics Pty. Ltd.
       *10.9       Form of Stock Option Agreement relating to options granted by Geographics, Inc. prior to the adoption of the Geographics, Inc. 1996 Stock Option Plan.
        10.10      Geographics, Inc. 1996 Stock Option Plan (3)
        10.11      Form of Stock Option Agreements issued pursuant to the Geographics, Inc. 1996 Stock Option Plan.
                     (4)
       *10.12      Form of Subscription Agreement (the "Subscription Agreement") between Geographics, Inc. and each of the persons participating in a private placement of units consisting of common stock and warrants completed in May 1996 (the "Private Placement").
       *10.13      Warrant Indenture, dated as of February 4, 1997 (the "Warrant Agreement") between Geographics,
                     Inc. and Montreal Trust Company of Canada relating to the warrants issued in the Private
                     Placement.
       *10.14      Form of Warrant to Purchase Common Stock issued in the Private Placement pursuant to the Warrant
                     Agreement.
       *10.15      Form of Registration Rights Agreement between Geographics, Inc. and each purchaser of units sold in the Private Placement.
       *11.1       Statement re computation of per share earnings.
       *21.1       List of the subsidiaries of Geographics, Inc.
       *23.1       Consent of Moss Adams LLP.
       *27.1       Financial Data Schedule.

------------------------

*   Exhibit is filed herewith.

(1) Incorporated by reference to an identically numbered exhibit to the Registration Statement on Form 10, as amended, as filed with the Securities and Exchange Commission on September 12, 1995 (SEC File No. 0-26756).

                              Page 39 of 41 Pages

(2) Incorporated by reference to an identically numbered exhibit to the Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on September 12, 1995 (SEC File No. 0-26756).

(3) Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 26, 1996 (SEC File No. 333-16791).

(4) Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 26, 1996 (SEC File No. 333-16791).

(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                              Page 40 of 41 Pages

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September 1997.

                                GEOGRAPHICS, INC.

                                By:             /s/ RONALD S. DEANS
                                     -----------------------------------------
                                                  Ronald S. Deans
                                         CHAIRMAN OF THE BOARD, PRESIDENT,
                                      CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL
                                                      OFFICER
                                                   AND SECRETARY

    Each person whose individual signature appears below hereby authorizes and appoints Ronald S. Deans with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of such person, individually and in the capacity of such person stated below, and to file any and all amendments to this Report together with any exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ RONALD S. DEANS          President, Chief
------------------------------    Executive Officer, Chief  September 11, 1997
       Ronald S. Deans            Financial Officer and
                                  Secretary

      /s/ MARK G. DEANS         Director, Executive Vice
------------------------------    President--Sales &        September 11, 1997
        Mark G. Deans             Marketing

      /s/ R. SCOTT DEANS
------------------------------  Director, Executive Vice    September 11, 1997
        R. Scott Deans            President--Operations

   /s/ LOUIS ALBERTO MORATO
------------------------------  Director                    September 11, 1997
     Louis Alberto Morato

    /s/ DAVID P. MCCLEERY
------------------------------  Director                    September 11, 1997
      David P. McCleery

                              Page 41 of 41 Pages

                         INDEX TO FINANCIAL STATEMENTS

Report of Moss Adams LLP regarding Financial Statements.....................................................        F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996...................................................        F-3

Consolidated Statements of Income for the years ended March 31, 1997, 1996 and 1995.........................        F-4

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1997, 1996 and 1995.............................................................................        F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.....................        F-6

Notes to Consolidated Financial Statements..................................................................        F-7

Report of Moss Adams LLP regarding Schedule II--Valuation and Qualifying Accounts...........................        S-1

Schedule II--Valuation and Qualifying Accounts..............................................................        S-2

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Geographics, Inc.

    We have audited the accompanying consolidated balance sheets of Geographics, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion the consolidated financial statements referred to above, present fairly in all material respects, the consolidated financial position of Geographics, Inc. as of March 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has incurred a substantial loss during the current year and is out of compliance with its borrowing agreements, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As described in note 14 to the consolidated financial statements, the Company made certain material fourth quarter adjustments that have been reflected in these consolidated financial statements.

/s/ Moss Adams LLP
Bellingham, Washington
August 26, 1997

                               GEOGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                            MARCH 31, 1997 AND 1996

                                     ASSETS

                                                                                         1997           1996
                                                                                     -------------  -------------
CURRENT ASSETS
  Cash.............................................................................  $     408,757  $      50,028
  Accounts receivable
    Trade receivables, net of allowance for doubtful accounts, sales returns and
      cash discounts of $814,841 in 1997 and $146,926 in 1996......................      6,654,500      4,974,156
    Related party receivables......................................................       --              899,422
    Other receivables..............................................................        993,243         62,572
  Inventory, net of allowance for obsolete inventory of $1,290,000 in 1997 and
    $100,000 in 1996...............................................................      9,457,874      9,139,273
  Deferred income taxes............................................................       --              970,000
  Prepaid expenses, deposits, and other current assets.............................        893,483        849,081
                                                                                     -------------  -------------
      Total current assets.........................................................     18,407,857     16,944,532

PROPERTY, PLANT AND EQUIPMENT, NET.................................................     10,832,231      7,286,694
DEFERRED INCOME TAXES..............................................................       --              192,000
INVESTMENTS IN PARTNERSHIPS........................................................       --              (34,484)
OTHER ASSETS.......................................................................      1,005,613        349,299
                                                                                     -------------  -------------
TOTAL ASSETS.......................................................................  $  30,245,701  $  24,738,041
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdrafts..................................................................  $     467,445  $    --
  Note payable to bank.............................................................      8,649,390      5,322,939
  Accounts payable.................................................................      2,421,768      2,634,598
  Accrued liabilities..............................................................      2,145,030      1,033,905
  Income tax payable...............................................................       --              145,278
  Notes payable to officers and directors..........................................        850,000      1,264,711
  Current portion of long-term debt................................................      3,472,674        656,398
                                                                                     -------------  -------------
    Total current liabilities......................................................     18,006,307     11,057,829
LONG-TERM DEBT.....................................................................      4,322,371      3,690,360
                                                                                     -------------  -------------
    Total liabilities..............................................................     22,328,678     14,748,189
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  No par common stock--100,000,000 authorized, 9,467,877 and 8,004,584 issued and
    outstanding in 1997 and 1996, respectively.....................................     15,574,018      9,620,068
  Foreign currency translation adjustment..........................................        (76,478)      --
  Retained earnings (accumulated deficit)..........................................     (7,580,517)       369,784
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,917,023      9,989,852
                                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $  30,245,701  $  24,738,041
                                                                                     -------------  -------------
                                                                                     -------------  -------------

             See Accompanying Notes to These Financial Statements.

                               GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
SALES
  Wholesale sales...................................................  $  23,840,506  $  19,758,700  $   9,129,886
  Related party sales...............................................       --            2,854,935      1,056,250
                                                                      -------------  -------------  -------------
    Total sales.....................................................     23,840,506     22,613,635     10,186,136
COST OF SALES.......................................................     20,378,594     14,194,505      5,881,649
                                                                      -------------  -------------  -------------
  Gross margin......................................................      3,461,912      8,419,130      4,304,487
SELLING, GENERAL AND ADMINISTRATIVE
  Expenses..........................................................      9,723,210      5,734,901      2,873,476
Amortization of Goodwill............................................       --              159,768        639,067
                                                                      -------------  -------------  -------------
  Income (loss) from operations.....................................     (6,261,298)     2,524,461        791,944
                                                                      -------------  -------------  -------------
OTHER INCOME (EXPENSE)
  Other income......................................................         24,907        130,684         15,398
  Loss on sales of property and equipment...........................        (86,048)          (594)       (13,468)
  Reserve for impairment on EDP installation-in-progress............       (620,759)      --             --
  Interest expense..................................................     (1,063,075)      (787,848)      (457,499)
                                                                      -------------  -------------  -------------
    Total other income (expense)....................................     (1,744,975)      (657,758)      (455,569)
                                                                      -------------  -------------  -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.....................     (8,006,273)     1,866,703        336,375
INCOME TAX PROVISION (BENEFIT)......................................        (55,972)       634,679       (411,367)
                                                                      -------------  -------------  -------------
NET INCOME (LOSS)...................................................  $  (7,950,301) $   1,232,024  $     747,742
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary...........................................................  $       (0.85) $        0.19  $        0.16
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Assuming full dilution............................................  $       (0.85) $        0.18  $        0.14
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
SHARES USED IN COMPUTING EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE
  Primary...........................................................      9,322,278      6,606,499      4,549,101
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Assuming full dilution............................................      9,322,278      7,204,220      5,816,260
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

       See accompanying notes to these consolidated financial statements.

                               GEOGRAPHICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                         FOREIGN
                                                  COMMON STOCK          CURRENCY       RETAINED
                                            -------------------------  TRANSLATION     EARNINGS
                                              SHARES       AMOUNT      ADJUSTMENT     (DEFICIT)        TOTAL
                                            ----------  -------------  -----------  --------------  ------------
BALANCE, March 31, 1994...................   4,515,729  $   3,081,496  $   --       $   (1,609,982) $  1,471,514
Notes payable and debentures converted to
  common stock............................     334,762        297,042      --             --             297,042
Common stock issued for cash on exercise
  of warrants.............................     325,722        287,043      --             --             287,043
Net income................................      --           --            --              747,742       747,742
                                            ----------  -------------  -----------  --------------  ------------
BALANCE, March 31, 1995...................   5,176,213      3,665,581      --             (862,240)    2,803,341
Proceeds from issuance of common stock....     520,000      1,986,100      --             --           1,986,100
Notes payable, debentures and other
  liabilities converted to common stock...   1,540,371      2,169,233      --             --           2,169,233
Common stock issued for cash on exercise
  of stock options and warrants, including
  income tax benefit......................     768,000      1,799,154      --            1,799,154     1,799,154
Net income................................      --           --            --            1,232,024     1,232,024
                                            ----------  -------------  -----------  --------------  ------------
BALANCE, March 31, 1996...................   8,004,584      9,620,068      --              369,784     9,989,852
Proceeds from issuance of common stock....   1,269,293      6,114,062      --             --           6,114,062
Notes payable, converted to common
  stock...................................      30,000         52,005      --             --              52,005
Common stock issued for acquisition of
  subsidiary..............................      50,000        200,000      --             --             200,000
Common stock issued for cash on exercise
  of stock options and warrants...........     114,000        345,883      --             --             345,883
Revision of estimate of income tax benefit
  from exercise of stock options and
  warrants................................      --           (758,000)     --             --            (758,000)
Foreign currency translation adjustment...      --           --            (76,478)       --             (76,478)
Net loss..................................      --           --            --           (7,950,301)   (7,950,301)
                                            ----------  -------------  -----------  --------------  ------------
BALANCE, March 31, 1997...................   9,467,877  $  15,574,018  $   (76,478) $   (7,580,517) $  7,917,023
                                            ----------  -------------  -----------  --------------  ------------
                                            ----------  -------------  -----------  --------------  ------------

       See accompanying notes to these consolidated financial statements.

                               GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                          INCREASE (DECREASE) IN CASH

                                                                              1997         1996         1995
                                                                          ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $ (7,950,301) $ 1,232,024  $   747,742
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM OPERATING
  ACTIVITIES
    Depreciation and amortization                                            1,372,292    1,124,999    1,295,262
    Deferred income taxes                                                      404,000      125,000     (529,000)
    Loss on sales of property and equipment                                     86,048          594       13,468
    Reserve for impairment on EDP installation-in-progress                     620,759      --           --
CHANGES IN NONCASH OPERATING ASSETS AND LIABILITIES
    Trade receivables                                                       (1,500,098)  (2,561,832)  (1,471,823)
    Related party receivables                                                  899,422     (560,447)    (338,975)
    Other receivables                                                         (930,671)      (3,357)     (19,504)
    Inventory                                                                 (121,153)  (6,238,118)  (1,059,674)
    Prepaid expenses, deposits and other current assets                        (44,402)    (517,278)    (210,110)
    Accounts payable                                                          (212,830)   1,315,997    1,074,647
    Accrued liabilities                                                        920,286      814,756      (48,828)
    Income tax payable                                                        (145,278)     336,645      167,633
                                                                          ------------  -----------  -----------
        Net cash flows from operating activities                            (6,601,926)  (4,931,017)    (379,162)
                                                                          ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in bank overdrafts                                                467,445      --           --
    Net borrowings on note payable to bank                                   3,326,451    3,139,463      990,427
    Proceeds from long-term debt borrowings                                  2,333,526    1,003,029      765,125
    Repayment of long-term debt                                               (875,134)    (467,986)    (232,685)
    Proceeds from notes payable to officers and directors                      --         2,452,573       22,746
    Repayments of notes payable to officers and directors                     (362,706)    (398,629)    (134,888)
    Proceeds from issuance of common stock                                   6,459,945    2,827,254      287,043
    Foreign currency translation                                               (76,478)     --           --
                                                                          ------------  -----------  -----------
        Net cash flows from financing activities                            11,273,049    8,555,704    1,697,768
                                                                          ------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of plant and equipment                                         (4,159,500)  (3,296,165)  (1,463,768)
    Proceeds from sales of equipment                                            50,887       16,741       30,000
    Net advances from (repayments to) partnerships                             (34,484)     (56,786)     250,422
    Increase in other assets                                                  (169,297)    (253,797)    (119,912)
                                                                          ------------  -----------  -----------
        Net cash flows from investing activities                            (4,312,394)  (3,590,007)  (1,303,258)
                                                                          ------------  -----------  -----------
NET CHANGE IN CASH                                                             358,729       34,680       15,348
CASH, beginning of year                                                         50,028       15,348      --
                                                                          ------------  -----------  -----------
CASH, end of year                                                         $    408,757  $    50,028  $    15,348
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment                        $  1,989,895  $ 1,110,242  $   346,644
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
    Issuance of common stock on conversion of notes payable, debentures
      and other liabilities                                               $     52,005  $ 2,169,233  $   297,042
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
    Issuance of common stock for acquisition of subsidiary                $    200,000  $   --       $   --
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
    Income tax benefit (expense) related to exercise of stock options
      and warrants                                                        $   (758,000) $   958,000  $   --
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------

       See Accompanying Notes to These Consolidated Financial Statements

NOTE 1--DESCRIPTION OF OPERATIONS

    Geographics, Inc. (the "Company") is a Wyoming corporation with its offices and main manufacturing facilities located in Blaine, Washington. The Company also has warehouse/distribution facilities near London, England, and Brisbane, Australia and a warehouse/distribution facility in Bellingham, Washington. The Company is a manufacturer of designer stationeries, value-added papers, lettering, signage and graphic art products.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Geographics (Europe) Limited, Geographics Pty. Limited and Geographics Marketing Canada Inc. Significant intercompany transactions have been eliminated in consolidation. On July 1, 1996, a merger between the Company and Grahams Graphics Pty. Ltd., an Australian distributor, was completed. In connection with this transaction, the Company issued 50,000 shares of common stock, valued at approximately $200,000 (approximate market value), assumed liabilities of approximately $150,000 and paid cash of $40,000. This merger was accounted for as a purchase, with no goodwill recognized on the transaction.

    (b) Cash and Equivalents--For purposes of the statement of cash flows, cash and equivalents include cash on deposit with banks and other highly liquid investments with original maturities of ninety days or less.

    (c) Accounts Receivable--The Company typically offers credit terms to its customers, which generally require payment within sixty days. Management considers all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. Accounts receivable are not collateralized.

    (d) Inventory--Inventory is valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

    (e) Property, Plant and Equipment--Property, plant and equipment is stated at historical cost. Depreciation is provided based on useful lives of three to forty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation expense was $1,280,801, $894,570 and $622,737 during the years ended March 31, 1997, 1996 and 1995, respectively.

    (f) Goodwill--Goodwill, representing the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired, was amortized on a straight-line basis over a period of two years. Goodwill was fully amortized at March 31, 1997.

    (g) Federal Income Taxes--The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities represent the estimated tax effects of future deductible or taxable amounts attributed to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. This method also allows recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized as assets must be reduced by a valuation allowance where it is more likely than not the benefits may not be realized.

    (h) Foreign Currency Translation--The financial statements of the Company's non-U.S. subsidiaries whose "functional" currencies are other than U.S. dollars are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity, if significant. Certain other translation adjustments and transaction gains and losses are reported in net income in the period they are realized.

    (i) Investment in Partnership--International Geographics of Ontario, a general partnership owned 70% by the Company, (the "Partnership") was dissolved during 1996 and terminated operations during

1997. The Company accounted for its 70 percent interest in the partnership using the equity method. The effect of consolidating the accounts of the Partnership would be immaterial to these consolidated financial statements. Advances between the Company and the Partnership for working capital purposes are accounted for as changes to investments in Partnership. The Partnership distributed the Company's products in Canada prior to its dissolution.

    (j) Earnings per Common and Common Equivalent Shares--Primary earnings per common share equals net income (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Fully diluted earnings per common share equals net income (loss) plus after-tax interest incurred on convertible debentures divided by the weighted average number of common shares outstanding after giving effect to dilutive stock options, warrants and shares assumed to be issued on conversion of the convertible debentures. There were no convertible debentures outstanding during the year ended March 31, 1997. Fully diluted earnings per common share includes $44,712 and $66,792 in after-tax interest on convertible debentures during the years ended March 31, 1996 and 1995, respectively. Shares deemed outstanding for stock options, warrants or convertible debentures are disregarded when such terms are considered anti-dilutive or have the effect of reducing reported losses per share.

    (k) Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The following significant estimates are included in the financial statements.

    DEPRECIATION--Depreciation represents an expense allocation matching asset costs to revenue earned over the estimated lives of assets owned by the Company. Periodically, the Company re-evaluates the lives and methods of depreciation applied to its property and equipment and considers such things as general condition and utility, technological status and economic viability. Such evaluations may result in the Company's revision and adjustment of asset carrying values in relatively short-term time periods.

    INCOME TAX--The Company operates in a number of taxing jurisdictions and endeavors to comply with all tax laws as applicable, consistent with minimizing taxes paid by the Company where possible. To comply with these laws the Company must allocate and prorate certain items of revenue and expense in addition to establishing appropriate transfer pricing policies. These allocations and policies are subject to scrutiny and audit which may result in the Company's need to adjust its tax accruals and provisions as a result of its interactions with taxing authorities.

    SALES RETURNS AND ALLOWANCE--The Company currently estimates an allowance for sales returns as a percentage of sales, based on historical information. Changes in market conditions and demand for the Company's products could result in customers returning products in an amount greater than that currently allowed for. Depending upon the volume of sales returns, such amounts could impact future gross margins.

    INVENTORY--Gross margins on inventory sales have experienced a sharp decline over prior years and previously reported interim periods, and certain product lines have become slow moving and may be subject to eventual obsolescence. The Company has recorded an estimate of the ultimate realizability of inventory in anticipation of these factors. In addition, the Company has further developed a program to provide substantial dealer incentives on purchases of the slow moving product lines, and anticipates improving margins resulting from future sales price increases and lower manufacturing costs. It is also reasonably possible, however, that the program for sales of slow moving items will not be wholly successful and anticipated changes in gross margins from lower production costs and increased sales prices will not materialize, and, accordingly, losses could be experienced in future periods.

    PROPERTY, PLANT AND EQUIPMENT--It is the Company's policy to record property, plant and equipment and other long-lived assets at historical cost and depreciate these assets over their expected useful life. The Company has sustained significant losses as shown in the accompanying consolidated financial statements and described in Note 15, and may be unable to continue as a going concern. It is reasonably possible that the Company's estimate that it will recover the carrying amount of long-lived assets from future operations will change in the near term.

    (l) Advertising Costs--Advertising costs are charged to expense in the period in which they occur except for direct response advertising which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of advertisements placed with industry related catalogs and are amortized over the period following the mailing date at a rate approximating the rate and timing of customer response. Advertising costs of $58,275 were capitalized during 1997, of which $40,950, remains unamortized and is included as other assets at March 31, 1997. No advertising costs were capitalized at March 31, 1996.

    The Company also participates with its customers in cooperative advertising and other promotional programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $1,924,442, $867,198 and $271,160 in 1997, 1996 and 1995, respectively.

    (m) Fair Value of Financial Instruments--Statement of Financial Accounting Standard ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the consolidated balance sheet of the Company for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

    The following methods and assumptions were used to estimate fair value:

    CASH, RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES--The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

    NOTES PAYABLE AND LONG-TERM DEBT--Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes payable and long-term debt.

    There were no significant differences as of March 31, 1997 and 1996 in the carrying value and fair value of financial instruments.

    (n) New Accounting Standards--In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is required to be adopted by the Company in the year ending March 31, 1998. The Company is studying the new accounting standard to determine its impact, and plans to adopt SFAS 128 in the year ending March 31, 1998.

    In June 1997, the FASB issued SFAS No. 130, COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending March 31, 1999. Management has not determined the effect that adoption of these standards will have on its financial condition or reported results of operation.

    (o) Reclassifications--Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported earnings or financial position.

NOTE 3--INVENTORY

                                                                        1997          1996
                                                                    ------------  ------------
Raw materials.....................................................  $    672,635  $  1,325,837
Work in progress..................................................     3,396,754     3,304,407
Finished goods....................................................     6,678,485     4,609,029
                                                                    ------------  ------------
                                                                      10,747,874     9,239,273
Less allowance for obsolete inventory.............................     1,290,000       100,000
                                                                    $  9,457,874  $  9,139,273
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

                                                                        ACCUMULATED
                                                                        DEPRECIATION        NET BOOK VALUE
                                                                            AND       ---------------------------
                                                             COST       AMORTIZATION      1997           1996
                                                         -------------  ------------  -------------  ------------
Land...................................................  $     114,563   $   --       $  114,563.00  $    114,563
Buildings..............................................      3,833,291      763,057       3,070,234     2,770,491
Machinery and equipment................................      3,024,039    1,389,021       1,635,018     1,181,242
Machinery and equipment under capital lease............      4,948,977      667,822       4,281,155     1,641,477
Display racks..........................................      2,356,205    1,200,381       1,155,824     1,066,350
Computers and software.................................        456,463      232,234         224,229       194,407
Automobiles............................................        460,447      202,107         258,340       214,231
Leasehold improvements.................................         34,757        7,967          26,790        27,792
EDP installation-in-progress, net of allowance of
  $620,759 in 1997.....................................         66,078       --              66,078        76,141
                                                         -------------  ------------  -------------  ------------
                                                         $  15,294,820   $4,462,589   $  10,832,231  $  7,288,690
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------

    During the last quarter of 1997, the Company recorded reserves of $620,759 for hardware, software and implementation costs classified as EDP installation-in-progress, relating to the implementation of a new management information system. The Company recorded the reserves in response to an evaluation of the functionality of the new management information system, implementation difficulties and the possible need for additional expenditures to obtain desired operating efficiencies and requirements.

NOTE 5--OTHER ASSETS

                                                                          1997         1996
                                                                      ------------  ----------
Equipment deposits..................................................  $    556,390  $   --
Other...............................................................       236,168      78,749
Trademarks..........................................................       109,480      80,262
Setup costs.........................................................       103,575     190,288
                                                                      $  1,005,613  $  349,299
                                                                      ------------  ----------
                                                                      ------------  ----------

NOTE 6--FINANCING ARRANGEMENTS

                                                                                            1997          1996
                                                                                        ------------  ------------
Installment notes payable to a bank, fixed interest rates ranging from 8.825% to 10%, payable in monthly installments through November 2010, collateralized by real estate..............................................................................  $  2,408,948  $  2,341,057
Capital lease obligations collateralized by certain equipment and fixtures............     5,133,327     1,609,424
Installment notes payable to banks, interest rates ranging from fixed and 9.75% to variable rates from prime plus and 1% to prime plus 1.5%, payable in monthly
  installments through October 2000, collateralized by certain equipment..............       252,770       396,277
                                                                                        ------------  ------------
                                                                                           7,795,045     4,346,758
Less current portion..................................................................     3,472,674       656,398
                                                                                        ------------  ------------
                                                                                        $  4,322,371  $  3,690,360
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The prime rate was 8.50% and 8.25% at March 31, 1997 and 1996, respectively.

    The Company has a revolving credit agreement with a bank for up to $12,000,000, subject to borrowing base limitations of 80% of eligible accounts receivable and 55% of inventories, net of reserves. Interest on outstanding advances is payable monthly at the bank's prime rate, with a stated due date of June 30, 1997. Subsequent to year end the Company received extensions of the due date to October 31, 1997. Total outstanding advances under revolving credit agreements were $8,649,390 and $5,322,939 at March 31, 1997 and 1996, respectively. Subsequent to year end, the Company utilized the remaining balance of this revolving credit facility.

    The Company also has installment notes with the same bank. The revolving credit agreement and installment notes are collateralized by substantially all of the assets of the Company. As a result of the Company's non-compliance with covenants under the revolving credit agreement, as discussed in Note 15, the Company is also out of compliance with debt covenants on installment notes payable to the same lender at March 31, 1997, and accordingly, all outstanding balances on these related financing arrangements have been classified as current liabilities.

    At March 31, 1997, the terms of the agreements provide principal payments on long-term debt and capital lease obligations as follows:

1998..............................................  $3,472,674
1999..............................................     901,459
2000..............................................     975,906
2001..............................................     991,902
2002..............................................     696,694
Thereafter........................................     756,410
                                                    ----------
                                                    $7,795,045
                                                    ----------
                                                    ----------

    Future minimum lease payments under capital leases together with the present value of minimum lease payments as of March 31, 1997 are as follows:

1998............................................................  $1,249,811
1999............................................................   1,240,078
2000............................................................   1,228,210
2001............................................................   1,165,112
2002............................................................     794,023
Thereafter......................................................     815,225
                                                                  ----------
Total minimum lease payments....................................   6,492,459
Less amount representing imputed interest.......................  (1,359,132)
                                                                  ----------
Present value of minimum lease payments.........................  $5,133,327
                                                                  ----------
                                                                  ----------

    In prior years, the Company had convertible subordinated debentures ("debentures") outstanding. The debentures were convertible at the holder's option into common shares of the Company at a conversion rate of 904 common shares per $1,000 principal amount of debenture. At March 31, 1996, all debentures have been converted.

NOTE 7--FEDERAL INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                                1997         1996        1995
                                                                             -----------  ----------  -----------
Current provision (benefit)................................................  $  (459,972) $  509,679  $   117,633
Deferred provision (benefit)...............................................      404,000     125,000     (529,000)
                                                                             -----------  ----------  -----------
        Total income tax provision (benefit)...............................  $   (55,972) $  634,679  $  (411,367)
                                                                             -----------  ----------  -----------
                                                                             -----------  ----------  -----------

The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Tax expense (benefit) at statutory rate..............................  $  (2,721,000) $     635,000  $     114,000
Exercise of stock options and warrants...............................       (758,000)      --             --
Other differences, net...............................................       (350,972)          (321)       (64,367)
Change in valuation allowance for deferred tax assets................      3,774,000       --             (461,000)
                                                                       -------------  -------------  -------------
        Total income tax provision (benefit).........................  $     (55,972) $     634,679  $    (411,367)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

The significant components of deferred income tax expense (benefit) are as follows:

                                                                                1997          1996        1995
                                                                            -------------  ----------  -----------
Change in valuation allowance for deferred tax assets.....................  $   3,774,000  $   --      $  (461,000)
Depreciation of plant and equipment.......................................        244,000      88,000       43,000
Change in tax credit carryforward.........................................         34,000     105,000     (137,000)
Amortization of goodwill and intangibles..................................         31,000     (31,000)    (175,000)
Change in charitable contributions carryforward...........................         (4,000)     31,000        2,000
Other differences, net....................................................         (4,000)    (20,000)      13,000
Change in allowance for doubtful accounts.................................         (8,000)    (38,000)       4,000
Increase in cash surrender value of life insurance........................        (35,000)     --          --
Increase in accounts for financial reporting purposes.....................        (50,000)     --          --
Inventory differences.....................................................       (416,000)    (10,000)      43,000
Effect of net operating loss carryforwards................................     (3,162,000)     --          139,000
                                                                            -------------  ----------  -----------
        Total deferred income tax expense (benefit).......................  $     404,000  $  125,000  $  (529,000)
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                           1997           1996
                                                                                       -------------  ------------
DEFERRED TAX ASSETS
Net operating losses, before carryback...............................................  $   3,162,000  $    --
Inventory, principally due to additional cost inventoried for tax purposes and
  financial statement allowances.....................................................        475,000        59,000
Goodwill and intangible assets, principally due to amortization differences..........        349,000       380,000
Accruals for financial reporting purposes............................................         71,000        21,000
Alternative minimum tax credit carryforwards.........................................         70,000       104,000
Accounts receivable, due to allowance for doubtful accounts..........................         58,000        50,000
Cash surrender value of life insurance...............................................         35,000       --
Other differences, net...............................................................         12,000         4,000
Income tax benefit related to exercise of stock options and warrants.................       --             758,000
                                                                                       -------------  ------------
  Net deferred tax assets............................................................      4,232,000     1,376,000
DEFERRED TAX LIABILITIES
Plant and equipment, principally due to depreciation differences.....................        458,000       214,000
                                                                                       -------------  ------------
        Net deferred tax assets before valuation allowance...........................      3,774,000     1,162,000
Valuation allowance..................................................................     (3,774,000)      --
        Net deferred tax assets......................................................  $    --        $  1,162,000

At March 31, 1997 and 1996, the Company's net deferred tax assets are presented as follows:

                                                                                           1997           1996
                                                                                       -------------  ------------
Current deferred tax assets..........................................................  $    --        $    970,000
Long-term deferred tax assets........................................................       --             192,000
                                                                                       $    --        $  1,162,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    Based on the Company's current operating income and expectations for the future, management determined that future operating and taxable income may not be sufficient to fully recognize all deferred tax assets existing at March 31, 1997. As a result, the carrying value of the net deferred tax asset was decreased by $3,774,000 at March 31, 1997. This decrease was recognized as an income tax provision during the year ended March 31, 1997.

    At March 31, 1997, the Company has alternative minimum tax credit carryforwards of approximately $70,000 which are available to reduce future regular federal income taxes over an indefinite period. Net operating loss carryforwards approximating $6,800,000 are available to offset future taxable income through 2012. In addition, net operating losses on foreign operations of approximately $1,000,000 are available to the Company subject to foreign tax rules.

NOTE 8--STOCKHOLDERS' EQUITY

    STOCK OPTION AND INCENTIVE PLANS-- As of March 31, 1997, the Company had reserved 1,000,000 shares of common stock for issuance to key employees, officers and directors pursuant to the 1996 Stock Option Plan. Options granted under the Plan qualify as incentive stock options and will generally not be taxable to the holder until the share subject to the option is ultimately sold by the holder of the option. There were no shares granted pursuant to this plan as of March 31, 1997. Options to purchase the Company's common stock are granted at a price equal to or greater than the market price of the stock at the date of grant, and are exercisable upon issuance and regulatory approval. All options expire no more than ten years after the date of grant. Prior to the formation of the 1996 Stock Option Plan, the Company granted nonqualified stock options on a case by case basis as deemed appropriate by the Board of Directors.

    Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of stock from proceeds deemed obtained from the issuance of stock options. The fair value for options issued in 1996 is estimated at $181,000, net of tax. There were no options granted in 1997 and therefore no presentation is required for 1997.

    The following assumptions were used to estimate the fair value of the options:

                                                                                        1996
                                                                                      ---------
Risk-free interest rate.............................................................    6.26   %
Dividend yield rate.................................................................     --    %
Price volatility....................................................................     .6787
Weighted average expected life of options...........................................     1.60 yr.

    Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 1996 are recognized in the period issued because they are immediately exercisable.

    Pro forma disclosures:

                                                                                      1996
                                                                                  ------------
Net income as reported..........................................................  $  1,232,024
Additional compensation for fair value of stock options.........................  $    181,000
Pro forma net income............................................................  $  1,051,024
Pro forma earnings per share
    Primary.....................................................................  $        .15
    Assuming full dilution......................................................  $        .15

                                                                  NONQUALIFIED
                                                                  COMMON STOCK   OPTION PRICE
                                                                    OPTIONS      PER SHARE ($)
                                                                 --------------  -------------
BALANCE, March 31, 1994........................................       451,000
           Granted.............................................       129,000      .84 to 1.03
           Exercised...........................................      (128,000)     .92 to 1.03
                                                                 --------------
BALANCE, March 31, 1995........................................       452,000
           Granted.............................................       496,000     1.47 to 3.57
           Exercised...........................................      (628,000)     .73 to 2.56
                                                                 --------------
BALANCE, March 31, 1996........................................       320,000
           Granted.............................................        --
           Exercised...........................................      (144,000)     .73 to 2.56
           Expired.............................................        (2,500)            3.04
                                                                 --------------
BALANCE, March 31, 1997........................................       173,500
                                                                 --------------
                                                                 --------------

                                                  OPTIONS OUTSTANDING
                                     ---------------------------------------------        OPTIONS EXERCISABLE
                                                       WEIGHTED                     --------------------------------
                                                        AVERAGE         WEIGHTED                      WEIGHTED
RANGE OF                                               REMAINING         AVERAGE                       AVERAGE
EXERCISE                               NUMBER         CONTRACTUAL       EXERCISE      NUMBER          EXERCISE
PRICES                               OUTSTANDING         LIFE             PRICE     EXERCISABLE         PRICE
-----------------------------------  -----------  -------------------  -----------  -----------  -------------------
$ Up to 2..........................      86,000         3.07 years      $    1.51       86,000        $    1.51
  2 to 4...........................      87,500         3.54 years           3.04       87,500             3.04

    In addition, warrants to purchase 1,342,293 and 24,000 shares of common stock at prices ranging from $.77 to $6.50, and $.75 to $4.77, were outstanding as of March 31, 1997 and 1996, respectively. These warrants are exercisable upon issuance and expire from April 15, 1998 to December 1, 2001. The exercise price of the warrants was equal to the market price of the stock at the date the warrants were issued.

    During the current year the Company's shareholders and its Board of Directors approved a resolution to increase the Company's authorized shares from ten million to one hundred million. Subsequent to year end, the Company commenced preparation of Articles of Amendment amending the Articles of Incorporation in accordance with this resolution. The Company anticipates filing the Articles of Amendment during fiscal year ended 1998.

NOTE 9--RELATED PARTY TRANSACTIONS

    On September 15, 1995, officers and directors converted debentures in an aggregate face amount of $200,000 into 219,178 common shares. The debentures were convertible at the holder's option into common shares of the Company at Cdn. $1.25 per share, to a maximum of 219,178 common shares. There is no remaining balance of debentures outstanding at March 31, 1997.

    The Company issued $996,000 of convertible debentures payable to certain officers and directors of the Company on September 26, 1995. The debentures were convertible at the holder's option into common shares of the Company at Cdn. $4.45 per share, to a maximum 274,233 common shares. On December 22, 1995, these debentures were converted into 274,233 common shares, and are no longer outstanding.

    At March 31, 1996, certain officers and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%. As of March 31, 1997, the balance remaining on these notes payable to a certain officer totaled $850,000. The outstanding balance at March 31, 1997 was paid in full subsequent to year end.

    Total interest costs associated with these notes and debentures was approximately $92,000 for the year ended March 31, 1997 and $60,000 during each of the years ended March 31, 1996 and 1995.

    On January 23, 1996, the Company completed a private placement of 500,000 common shares to officers and directors of the Company at a price of Cdn. $5.75. Total cash received, net of issuance costs, totaled $1,906,100.

    Effective April 1, 1996, the Company transferred to Geographics Marketing Canada, Inc., a wholly-owned subsidiary, the exclusive rights to market and distribute the Company's products in Canada. These marketing and distribution rights were previously maintained by Martin Distribution, Inc. ("Martin"), a company related through common directorship. As such, the financial results of Geographics Marketing Canada, Inc. have been included in the consolidated results of Geographics, Inc. for fiscal year ended March 31, 1997, with all material intercompany transactions eliminated.

    Sales to Martin amounted to $2,854,935 and $1,056,250 during the years ended March 31, 1996 and 1995, respectively. Trade receivables due from Martin amounted to $899,422 at March 31, 1996. No sales to Martin were made during the year ended March 31, 1997, and no amounts were due from Martin as of that date.

    International Geographics of Ontario recorded purchases from Martin in the aggregate amount of $118,659 and $261,765 during the years ended March 31, 1996 and 1995, respectively. No purchases were made from Martin during the year ended March 31, 1997.

    The Company has approximately $210,000 due to Guildmark, Inc., a company related through common ownership, included in accounts payable at March 31, 1997.

NOTE 10--EMPLOYEE BENEFIT PLANS

    On April 1, 1995, the Board of Directors approved a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $36,296 and $20,619 during the year ended March 31, 1997 and 1996, respectively.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    LEASES--The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between August 1996 and February 2006. In addition to the base lease term, the Company has various renewal option periods. In addition, certain equipment used in the Company's operations is also leased under operating leases. A schedule of noncancelable operating lease commitments are as follows:

1998..........................................................  $  365,103
1999..........................................................     152,253
2000..........................................................      67,403
2001..........................................................      46,164
                                                                ----------
                                                                $  630,923
                                                                ----------
                                                                ----------

    EQUIPMENT DEPOSITS--On January 17, 1997, the Company placed an order for a printing press and has a deposit of $219,000 which is included in other assets at March 31, 1997. The cost of the press is approximately $2,190,000. Upon taking delivery of the press during the first quarter of fiscal year 1998, the Company obtained capital lease financing for this equipment.

    LITIGATION--In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's former Vice President of Finance and Chief Financial Officer (the "Defendants"). The suits allege that the Defendants inflated the price of the Company's stock by intentionally or recklessly making misrepresentations or omissions which deceived the public about the Company's financial condition and prospects, thus misleading shareholders who purchased shares between August 6, 1996 and June 12, 1997. The complaints seek damages in unstated amounts.

    Management intends to vigorously defend these complaints, however the ultimate outcome of these actions cannot be predicted with certainty. The Company owns insurance policies with aggregate limits of $5 million, applicable to certain losses including costs of defense. These insurance policies have an aggregate self-insurance retention of $150,000. If the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, there is no assurance that any or all of such liability, compromise or settlement would be covered by the Company's insurance. If the amount of insurance is insufficient, or if the policies are determined to be inapplicable, the Company could be required to make a payment in the form of cash, indebtedness or equity securities. A payment of this nature could have a negative material impact on the Company's capital resources and issuance of additional equity securities could have a negative material impact on the Company's existing shareholders. The defense of this or any pending or future litigation, investigations or disputes could result in substantial legal and professional costs to the Company.

    There are various additional claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material effect on the Company's financial position, results of operations or liquidity.

    CONTINGENCY FOR YEAR 2000 ISSUES--The Company has not yet made an assessment of the impact of the year 2000 on their computer software, hardware and other systems, including those of vendors, customers and other third parties. The potential expense to ensure that all of the computer and other systems are year 2000 compliant cannot be determined until such an assessment is made.

    EMPLOYMENT CONTRACTS--Subsequent to year end, the Company entered into employment contracts with certain employees for a period of up to three years. The contracts provide for severance payments in the event these employees terminate employment for certain specified reasons during the contract period.

NOTE 12--INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

    Assets for which the Company has credit risk include trade accounts receivable, which amounted to $6,654,500 and $5,873,578 at March 31, 1997 and 1996, respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Sales to four major customers approximated 74%, 80% and 65% of total sales for the years ended March 31, 1997, 1996 and 1995, respectively. Amounts due from three customers approximated 89% and 75% of the total accounts receivable at March 31, 1997 and 1996, respectively.

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

    The following table represents approximate sales and trade accounts receivable related to the geographic regions in which the Company operates.

                                                                     1997
                                                    TOTAL   UNITED STATES   CANADA   OTHER
                                                    -----   -------------   ------   -----
Sales.............................................   100%        78%         16%      6%
                                                    -----        ---        ------   -----
                                                    -----        ---        ------   -----
Accounts receivable...............................   100%        86%          9%      5%
                                                    -----        ---        ------   -----
                                                    -----        ---        ------   -----


                                                                     1996
                                                    TOTAL   UNITED STATES   CANADA   OTHER
                                                    -----   -------------   ------   -----
Sales.............................................   100%        86%         13%      1%
                                                    -----        ---        ------   -----
Accounts receivable...............................   100%        83%         15%      2%
                                                    -----        ---        ------   -----
                                                    -----        ---        ------   -----

                                                                     1995
                                                    TOTAL   UNITED STATES   CANADA   OTHER
                                                    -----   -------------   ------   -----
Sales.............................................   100%        89%         10%      1%
                                                    -----        ---        ------   -----
                                                    -----        ---        ------   -----
Accounts receivable...............................   100%        85%         12%      3%
                                                    -----        ---        ------   -----
                                                    -----        ---        ------   -----

    The Company purchases goods from approximately 700 vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 1997, 1996 and 1995. The Company purchases commodity paper and other related products from this broker/ vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

NOTE 13--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Cash paid during the year for interest...................  $  995,691  $  812,416  $  465,377
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net cash paid (received) during the year for income
  taxes..................................................  $  304,303  $  173,034  $  (50,000)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

NOTE 14--QUARTERLY INFORMATION

    During the fourth quarter, the Company determined that inventories were overstated by approximately $5.6 million and that a material adjustment was therefore required. Approximately $4.6 million of the adjustment was required to reflect the results of the year end physical counts of inventories on hand. The remaining $1 million was recorded to reflect the Company's estimate of reserves required for obsolete and slow-moving items. Although the Company believes that the overstatements occurred over the course of fiscal 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the adjustment to any interim periods. Accordingly, the quarterly information for fiscal 1997 has not been restated to reflect an allocation of the adjustment.

    In light of the losses incurred during fiscal 1997, the Company decided to provide a valuation allowance on all of its deferred tax assets. This valuation allowance was recorded in the fourth quarter and increased the net loss by approximately $3,774,000.

NOTE 15--LIQUIDITY AND OPERATIONS

    As shown in the accompanying financial statements, the Company incurred a net loss of $7,950,301 for the year ended March 31, 1997. As a result of this loss, a decline in gross profit margins, the Company's failure to comply with certain covenants under its line of credit and other factors, the report of the Company's auditors states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

    The amount and timing of the working capital requirements of the Company and the Company's ability to continue as a going concern will be determined by numerous factors, including the level of gross margin on future sales, the outcome of outstanding contingencies and disputes including pending lawsuits, payment terms achieved by the Company and the timing of capital expenditures. There can be no assurance that borrowings under the Company's revolving credit agreement will remain available or that borrowings available under the Company's revolving credit agreement together with the Company's other anticipated sources of working capital will be sufficient to meet the Company's other working capital requirements.

    The Company has retained investment banking counsel to advise and assist it in evaluating methods of generating capital including the possible issuance of additional equity securities and the possible sale of one or more business segments. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it could be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern.

NOTE 16--STOCK EXCHANGE LISTING REQUIREMENTS

    The Nasdaq Stock Market, Inc. and the Toronto Stock Exchange have notified the Company of possible action to remove the Company's listing from their respective stock exchanges. The Ontario Securities Commission has also issued a cease trading order. Such actions could restrict marketability of the Company's common stock.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Geographics, Inc.

We have audited the consolidated financial statements of Geographics, Inc. as of March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated August 26, 1997; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Geographics, listed in
Item 14. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP
Bellingham, Washington
August 26, 1997

                                                                     SCHEDULE II

                               GEOGRAPHICS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               DEDUCTIONS             BALANCE AT
                                             BALANCE AT              ------------------------------  MARCH 31 ALL
YEAR ENDED MARCH 31                           APRIL 1    ADDITIONS      COLLECTIONS     WRITE-OFFS     CURRENT
-------------------------------------------  ----------  ----------  -----------------  -----------  ------------
Allowance for Doubtful Accounts, Sales
  Returns and Cash Discounts

1997.......................................  $  146,926     772,221                        104,306   $    814,841

1996.......................................  Amounts not material for reporting purposes

1995.......................................  Amounts not material for reporting purposes

Allowance for Obsolete Inventory

1997.......................................  $  100,000   1,190,000                                  $  1,290,000

1996.......................................  Amounts not material for reporting purposes

1995.......................................  Amounts not material for reporting purposes