Form 10-Q
period 1997-06-30
GEOGRAPHICS INC
filed 1997-09-18
CIK 1000621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL QUARTER ENDED JUNE 30, 1997

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

       Registrant's telephone number including area code: (360) 332-6711
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    The Registrant had 9,467,877 shares of common stock, no par value, outstanding at September 18, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                               PAGE 1 OF 10 PAGES
                      Index to exhibits appears on page 9

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GEOGRAPHICS, INC.

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION..............................................................................           3

  ITEM 1--FINANCIAL STATEMENTS.............................................................................           3

    Consolidated Balance Sheets............................................................................         F-2

    Consolidated Statements of Operations..................................................................         F-3

    Consolidated Statements of Cash Flows..................................................................         F-4

    Notes to Unaudited Consolidated Financial Statements...................................................         F-5

  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............           3

PART II--OTHER INFORMATION.................................................................................           9

  ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.................................................................           9

                               Page 2 of 10 Pages

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

    Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 1997 (unaudited) and March 31, 1997, the unaudited statements of operations for the three months ended June 30, 1997 and June 30, 1996, and the unaudited consolidated statements of cash flows for the three months ended June 30, 1997 and June 30, 1996, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere on this Report.

FORWARD-LOOKING STATEMENTS

    Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning trends relating to the Company's profitability and gross profits margins; the ability of the Company to increase the size and capabilities of its accounting department, to implement a management information system, including an electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the pre-print market, loss of certain key customers, insufficient market acceptance of the Company's specialty papers products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; inability to implement an electronic data interchange system adequate to support the Company's operations; failure to realize expected economic efficiencies of the Company's automated production equipment; unexpected increases in the costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

OVERVIEW

    Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures,

                               Page 3 of 10 Pages
memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 79% and 71% of the Company's total sales in the quarter ended June 30, 1997 and the year ended March 31, 1997, respectively, attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%.

    Primarily to develop its specialty papers group, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company has experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and the management information system. Moreover, the management information system has failed to perform as promised by vendors. As a result, the Company has not yet realized the originally anticipated economic benefits and efficiencies from these capital expenditures. These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, have had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal 1997 and the first quarter of fiscal 1998. In addition, since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a default under the Company's mortgage loans and certain equipment lease facilities. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. See "--Liquidity and Capital Resources."

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility in spite of existing defaults, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders. See "--Liquidity and Capital Resources."

                               Page 4 of 10 Pages

    OVERSTATEMENT OF GROSS PROFITS AND INVENTORY. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of fiscal 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period. As a result, the adjustment to gross margin and inventories was made at the end of fiscal 1997, and previously reported quarterly information for fiscal 1997 has not been restated. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. The effect that an interim allocation of such adjustments might have had on the results for the first quarter of fiscal 1996, if any, are not reflected in the period-to-period comparisons for gross margin included in this Report. Accordingly the comparisons of gross margin and inventory for each of the first three quarters of fiscal 1996 with the corresponding quarters of fiscal 1997 and 1995 may not be entirely meaningful.

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

    BACKLOG. The Company's backlog of orders as of September 18, 1997 was $2,010,643. Historically, the Company has generally filled its backlog of orders within 2 weeks. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any prior period. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

                               Page 5 of 10 Pages

    COLLECTIONS OF ACCOUNTS RECEIVABLE. Difficulties encountered by the Company in fiscal 1997 in connection with the installation and implementation of a new electronic data intercharge ("EDI") software package resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997 which contributed to a substantial increase in the Company's trade receivables balance and negative operating cash flow at the end of fiscal 1997. While the Company continues to work to improve its ability to reliably invoice via EDI, there can be no assurance that the Company will be successful in adequately improving its collection of accounts receivable in the foreseeable future. Continued invoicing or collection difficulties could have a material adverse effect on the Company's business, financial condition or results of operations.

    MAINTENANCE OF LARGE INVENTORY. As of June 30, 1997, the Company maintained an inventory of lettering, signage and specialty papers of $8,702,176. While the Company believes that the maintenance of an extensive inventory provides it substantial flexibility in responding to incoming orders, enhances its reputation as a major supplier in the industry and offers certain economies of scale in its purchasing program, the maintenance of an extensive inventory requires a substantial outlay of funds which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than the pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, the Company's inventory may become less marketable, which may require the Company to dispose of such inventory on an unprofitable basis. The Company has made an effort to address these problems by increasing the reserves for obsolete inventory during fiscal 1997 from $100,000 to $1,290,000. The reserve remains at $1,290,000 as of June 30, 1997. However, if the Company were not able to recover a substantial portion of its investment in inventory, this would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

    SALES. Sales increased 23% to $7,608,260 in the quarter ended June 30, 1997 from $6,171,067 in the quarter ended June 30, 1996. The increase in sales compared to the same period in the prior year was due to increased sales of the Company's products to major mass market retailers, and the continued market acceptance of the Company's Geopaper products, including Geoposterboards.

    Geopaper products were responsible for 79% of sales for the quarter ended June 30, 1997, compared to 67% for the same period a year earlier. Sales of Geopaper increased 44% to approximately $5,985,000 from approximately $4,150,000 for the periods ended June 30, 1997 and June 30, 1996, respectively.

    Sales of the Company's lettering and signage products decreased 20% to approximately $1,625,000 for the quarter ended June 30, 1997 compared to approximately $2,020,000 for the quarter ended June 30, 1996. The Company expects this product group to continue to decrease as a percentage of sales and that sales of lettering and signage products as an industry will continue to decline over time as the use of personal computers increases. The lettering and signage products have decreased as a percentage of total sales to 21% from 33% for the three months ended June 30, 1997 and 1996, respectively.

    International sales of Geographics products were $1,684,119 for the quarter ended June 30, 1997, an increase of 40% over international sales of $1,199,521 for the quarter ended June 30, 1996. International sales of Geographics products represented 23% of the Company's total sales for the quarter ended June 30, 1997, compared to 19% of total sales for the same period in the prior year.

    GROSS MARGIN. Gross profit margin as a percentage of sales was 7% for the quarter ended June 30, 1997, compared to 39% for the same period in the prior year. The decrease was primarily due to price reductions for the Company's specialty paper products implemented in August 1996 and April 1997, coupled with modest cost increases and a continuing shift in mix of sales to lower margin products. In

                               Page 6 of 10 Pages
connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. The Company has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period. As a result, the adjustment to gross margin and inventories was made at the end of fiscal 1997, and quarterly information for fiscal 1997 has not been restated. Accordingly, gross profit margin for the quarter ended June 30, 1996 does not reflect the effect, if any, that an interim allocation of this adjustment might have had on the results for such period. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. See "--Overview--Overstatement of Gross Margin and Inventories."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, increased as a percentage of sales during the quarter ended June 30, 1997 to 37%, as compared to 33% during the same period in the prior year. The increase as a percentage of sales was primarily the result of increased costs associated with advertising and other rebates and promotions to key customers.

    INTEREST EXPENSE. The Company's interest expense for the quarter ended June 30, 1997 increased 224% to $428,324 compared to $190,771 for the same period in the prior year. The increase in interest expense was primarily the result of substantially increased borrowings under the Company's revolving credit facility during the current year, due in part to delays in the collection of accounts receivable, which resulted from problems encountered by the Company in the electronic delivery of invoices to major customers. See "--Collections of Accounts Receivable". Interest costs also increased as a result of additional borrowings in the form of capital leases and mortgage loans related to equipment purchases and expansions to the Company's Blaine manufacturing facility made during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1997, operating losses totaled $6,261,298, and the Company experienced negative operating cash flows of $6,601,926. During the quarter ended June 30, 1997, operating losses totaled $2,288,409, and the Company experienced negative operating cash flows of $1,107,618.

    At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $12.0 million subject to a borrowing base limitation of 80% of the value of the Company's eligible accounts receivable and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

                               Page 7 of 10 Pages

    Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes a default under these other loans. The report of the Company's auditors dated August 26, 1996 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended June 30, 1997 included in this Report) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

    The Company entered into a forbearance agreement with its lender, effective August 31, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting its rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, in September 1997, the Company was required to request borrowings in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it has not formally waived this additional default. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to extend the facility beyond the October 31, 1997 expiration date or that the Company will be able to refinance or replace the facility on acceptable terms when and as needed.

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

                               Page 8 of 10 Pages

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
REGISTRATION S-K)                                      DESCRIPTION OF DOCUMENT
-----------------  ------------------------------------------------------------------------------------------------
        11.1       Statement re computation of net income (loss) per share.
        27.1       Financial Data Schedule.

(b) The following Current Reports on Form 8-K were filed by the Company during the period covered by this Report:

    (i) Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 1997.

                               Page 9 of 10 Pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of September 1997.

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

                              Page 10 of 10 Pages

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997..........................................        F-2

Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996.....................        F-3

Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1996.....................        F-4

Notes to Consolidated Financial Statements..................................................................        F-5

                               GEOGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                     AS OF JUNE 30, 1997 AND MARCH 31, 1997

                                  (UNAUDITED)

                                     ASSETS

                                                                                    JUNE 30, 1997  MARCH 31, 1997
                                                                                     (UNAUDITED)     (AUDITED)
                                                                                    -------------  --------------
CURRENT ASSETS
  Cash............................................................................        332,381        408,757
  Accounts receivable
    Trade receivables, net........................................................      7,133,293      6,654,500
    Other receivables.............................................................        884,256        993,243
  Inventory, net of allowance for obsolete inventory of $1,290,000 at June 30 and
    March 31, 1997................................................................      8,702,176      9,457,874
  Prepaid expenses, deposits, and other current assets............................      1,230,444        893,483
                                                                                    -------------  --------------
      Total current assets........................................................     18,282,550     18,407,857

PROPERTY, PLANT AND EQUIPMENT, NET................................................     11,111,317     10,832,231
OTHER ASSETS......................................................................      1,021,515      1,005,613
                                                                                    -------------  --------------
TOTAL ASSETS......................................................................  $  30,415,382   $ 30,245,701
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdrafts.................................................................  $     798,759   $    467,445
  Note payable to bank............................................................     11,248,225      8,649,390
  Accounts payable................................................................      3,567,523      2,421,768
  Accrued liabilities.............................................................      2,148,554      2,145,030
  Notes payable to officers and directors.........................................       --              850,000
  Current portion of long-term debt...............................................      3,400,293      3,472,674
                                                                                    -------------  --------------
    Total current liabilities.....................................................     21,163,354     18,006,307
LONG-TERM DEBT....................................................................      4,112,868      4,322,371
                                                                                    -------------  --------------
    Total liabilities.............................................................     25,276,221     22,328,678
                                                                                    -------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  No par common stock--100,000,000 authorized, 9,467,877 and 8,004,584 issued and
    outstanding at June 30, 1997 and March 31, 1997, respectively.................     15,573,434     15,574,018
  Foreign currency translation adjustment.........................................       (117,984)       (76,478)
  Retained earnings (accumulated deficit).........................................    (10,316,289)    (7,580,517)
                                                                                    -------------  --------------
    Total stockholders' equity....................................................      5,139,161      7,917,023
                                                                                    -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................  $  30,415,382   $ 30,245,701
                                                                                    -------------  --------------
                                                                                    -------------  --------------

             See Accompanying Notes to These Financial Statements.

                               GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
SALES..............................................................................  $   7,608,260  $   6,171,067
COST OF SALES......................................................................      7,048,200      3,726,301
                                                                                     -------------  -------------
  Gross margin.....................................................................        560,060      2,444,766
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................................      2,848,469      2,034,005
                                                                                     -------------  -------------
  Income from operations...........................................................     (2,288,409)       410,761
OTHER INCOME (EXPENSE)
  Interest Expense.................................................................       (428,324)      (190,771)
  Other............................................................................        (19,040)        (3,776)
                                                                                     -------------  -------------
                                                                                          (447,364)      (194,547)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES....................................     (2,735,772)       216,214
INCOME TAX PROVISION...............................................................       --               70,037
                                                                                     -------------  -------------
NET INCOME.........................................................................  $  (2,735,772) $     146,177
                                                                                     -------------  -------------
                                                                                     -------------  -------------
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary..........................................................................  $        (.29) $        0.02
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Assuming full dilution...........................................................  $        (.29) $        0.02
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SHARES USED IN COMPUTING EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary..........................................................................      9,467,877      8,965,795
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Assuming full dilution...........................................................      9,467,877      8,968,244
                                                                                     -------------  -------------
                                                                                     -------------  -------------

       See accompanying notes to these consolidated financial statements.

                               GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                          INCREASE (DECREASE) IN CASH

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        -------------------------
                                                                                            1997         1996
                                                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss).................................................................  $ (2,735,772) $   146,177
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES.......
    Depreciation and amortization.....................................................       428,205      367,638
    Deferred income taxes.............................................................       --            (9,865)
    (Gain) loss on sales of property and equipment....................................         1,740        1,085
    Reserve for impairment on EDP installation-in-progress............................
Changes in Noncash Operating Assets and Liabilities
    Trade receivables.................................................................      (478,793)     584,643
    Related party receivables.........................................................       --           899,422
    Other receivables.................................................................       108,987     (131,012)
    Inventory.........................................................................       755,698   (2,771,078)
    Prepaid expenses, deposits and other current assets...............................      (336,962)    (895,026)
    Accounts payable..................................................................     1,145,755     (346,678)
    Accrued liabilities...............................................................         3,524      356,569
    Income tax payable................................................................       --          (145,276)
                                                                                        ------------  -----------
        Net cash flows from operating activities......................................    (1,107,618)  (1,943,203)
                                                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in bank overdrafts.......................................................       331,314      835,117
    Net borrowings on note payable to bank............................................     2,598,835   (4,539,986)
    Proceeds from long-term debt borrowings...........................................       --           225,000
    Repayment of long-term debt.......................................................      (281,884)     (96,254)
    Repayments of notes payable to officers and directors.............................      (850,000)    (121,672)
    Net Proceeds (costs) from issuance of common stock................................          (584)   6,501,056
    Foreign currency translation......................................................       (41,506)       3,719
                                                                                        ------------  -----------
        Net cash flows from financing activities......................................     1,756,175    2,806,980
                                                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of plant and equipment...................................................      (674,956)    (869,440)
    Proceeds from sales of equipment..................................................       --             1,887
    Net advances from (repayments to) partnerships....................................       --            25,226
    Increase in other assets..........................................................       (49,977)     (18,882)
                                                                                        ------------  -----------
        Net cash flows from investing activities......................................      (724,934)    (881,209)
                                                                                        ------------  -----------
NET CHANGE IN CASH....................................................................       (76,376)     (17,342)
CASH, beginning of quarter............................................................       408,757       50,028
CASH, end of quarter..................................................................  $    332,381  $    32,596
                                                                                        ------------  -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment....................................  $          0  $   956,160
                                                                                        ------------  -----------
                                                                                        ------------  -----------

       See Accompanying Notes to These Consolidated Financial Statements

                               GEOGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997.

    The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc., Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated.

    Certain of the Company's subsidiaries calculated cost of sales using an estimated gross profit method for interim periods. Cost of sales at these subsidiaries are adjusted based on physical inventories which are performed no less than once a year.

NOTE 2--COMMITMENTS AND CONTINGENCIES

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
                                                                ----------
                                                                ----------

    EQUIPMENT DEPOSITS--On January 17, 1997, the Company placed an order for a printing press and has a deposit of $219,000 which is included in other assets at June 30, 1997. The cost of the press is approximately $2,190,000. The Company obtained capital lease financing for this equipment in July 1997.

    LITIGATION--In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's former Vice President of Finance and Chief Financial Officer (the "Defendants"). The suits allege that the Defendants inflated the price of the Company's stock by intentionally or recklessly making misrepresentations or omissions which deceived the

                               GEOGRAPHICS, INC.

NOTE 2--COMMITMENTS AND CONTINGENCIES (CONTINUED) public about the Company's financial condition and prospects, thus misleading shareholders who purchased shares between August 6, 1996 and June 12, 1997. The complaints seek damages in unstated amounts.

    Management intends to vigorously defend these complaints, however the ultimate outcome of these actions cannot be predicted with certainty. The Company owns insurance policies applicable to certain losses including costs of defense. These insurance policies have an aggregate self-insurance retention of $150,000. If the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, there is no assurance that any or all of such liability, compromise or settlement would be covered by the Company's insurance. If the amount of insurance is insufficient, or if the policies are determined to be inapplicable, the Company could be required to make additional payment beyond the self-insurance retention in the form of cash, indebtedness or equity securities. A payment of this nature could have a negative material impact on the Company's capital resources and issuance of additional equity securities could have a negative material impact on the Company's existing shareholders. The defense of this or any pending or future litigation, investigations or disputes could result in substantial legal and professional costs to the Company.

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

NOTE 3--GOING CONCERN

    As a result of the $7,950,301 loss incurred by the Company for the year ended March 31, 1997, a decline in gross profit margins, the Company's failure to comply with covenants under its line of credit and other factors, the report of the Company's auditors, dated August 26, 1997, relating to the Company's Consolidated Financial Statements for the year ended March 31, 1997 states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome this uncertainty.

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements

                               GEOGRAPHICS, INC.

NOTE 3--GOING CONCERN (CONTINUED)
beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the Company's revolving credit facility, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Report, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

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