Form 10-Q/A
period 1997-06-30
GEOGRAPHICS INC
filed 1997-09-24
CIK 1000621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-Q/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               PAGE 1 OF 8 PAGES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

    Geographics, Inc. (the "Company" or "Geographics") has attached to this Amendment and by this reference incorporated herein the consolidated balance sheets as of June 30, 1997 (unaudited) and March 31, 1997, the unaudited statements of operations for the three months ended June 30, 1997 and June 30, 1996, and the unaudited consolidated statements of cash flows for the three months ended June 30, 1997 and June 30, 1996, together with the notes thereto (collectively, the "Financial Statements"). The Financial Statements are filed herewith in replacement of the financial statements originally filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "Quarterly Report") in order to correct the reference in the Company's consolidated balance sheets as of June 30, 1997 and March 31, 1997 to the number of shares of the Company's common stock, no par value, issued and outstanding at March 31, 1997. Except as set forth in the immediately preceding sentence, the Financial Statements are identical to the financial statements originally filed with the Quarterly Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is being included in this Amendment in order to correct the references to fiscal years contained in the last two sentences of the paragraph under the heading "Overview-- Overstatement of Gross Profits and Inventory." Except as set forth in the immediately preceeding sentence, the following discussion is identical to the discussion under Item 2 of the Quarterly Report. The following discussion should be read in conjunction with the Financial Statements appearing elsewhere in this Amendment.

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

                               Page 2 of 8 Pages

OVERVIEW

    Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 79% and 71% of the Company's total sales in the quarter ended June 30, 1997 and the year ended March 31, 1997, respectively, attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%.

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

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility in spite of existing defaults, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the

                               Page 3 of 8 Pages

Company's assets. However, as of the date of this Amendment, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders. See "--Liquidity and Capital Resources."

    OVERSTATEMENT OF GROSS PROFITS AND INVENTORY. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of fiscal 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period. As a result, the adjustment to gross margin and inventories was made at the end of fiscal 1997, and previously reported quarterly information for fiscal 1997 has not been restated. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. The effect that an interim allocation of such adjustments might have had on the results for the first quarter of fiscal 1997, if any, are not reflected in the period-to-period comparisons for gross margin included in this Amendment. Accordingly the comparisons of gross margin and inventory for each of the first three quarters of fiscal 1997 with the corresponding quarters of fiscal 1998 and 1996 may not be entirely meaningful.

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

    BACKLOG. The Company's backlog of orders as of September 18, 1997 was $2,010,643. Historically, the Company has generally filled its backlog of orders within 2 weeks. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any prior period. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current

                               Page 4 of 8 Pages
backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                               Page 5 of 8 Pages

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

    At the date of this Amendment, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $12.0 million subject to a borrowing base limitation of 80% of the value of the Company's eligible accounts receivable and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

                               Page 6 of 8 Pages

    Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes a default under these other loans. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 1997 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended June 30, 1997 included in this Amendment) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Amendment, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

                               Page 7 of 8 Pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of September 1997.

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

                               Page 8 of 8 Pages

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
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  No par common stock--100,000,000 authorized, 9,467,877 and 9,467,877 issued and
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

    The Company currently projects substantial negative cash flows from operations for at least the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to formally waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility would not be sufficient to satisfy its working capital requirements

                               GEOGRAPHICS, INC.

NOTE 3--GOING CONCERN (CONTINUED)
beyond mid-October 1997. Furthermore, although the Company's lender has permitted borrowings under the Company's revolving credit facility, there can be no assurance that it will continue to do so. Accordingly, the Company is continuing to seek extended payment terms from its vendors, delaying purchases of raw materials, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the date of this Amendment, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.