Form 10-Q
period 1997-09-30
GEOGRAPHICS INC
filed 1997-11-14
CIK 1000621

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                          _________________________________

                                      FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Fiscal Quarter Ended:  September 30, 1997

                           Commission File Number:  0-26756

                          _________________________________

                                  GEOGRAPHICS, INC.
                (Exact name of registrant as specified in its charter)


          WYOMING                                              87-0305614
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


                  1555 Odell  Road, P.O. Box 1755, Blaine, WA  98231
             ------------------------------------------------------------
                 (Address of principal executive office and zip code)

                                    (360) 332-6711
             ------------------------------------------------------------
                 (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X         No
                               -----             -----

The registrant had 9,717,877 shares of common stock outstanding as of November 14, 1997.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

                                  PAGE 1 OF 11 PAGES
                               Exhibit Index at page 10

                                        PART I

                                FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of September 30, 1997 (unaudited) and March 31, 1997 (audited), the unaudited statements of operations for the six months ended September 30, 1997 and September 30, 1996, and the unaudited consolidated statements of cash flows for the six months ended September 30, 1997 and September 30, 1996, together with the notes thereto.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere on this Report.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning trends relating to the Company's profitability and gross profit margins; the ability of the Company to increase the size and capabilities of its accounting department, and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the pre-print market, loss of certain key customers, or insufficient market acceptance of the Company's specialty papers products; actions, including price reductions, by the Company's competitors; increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected improved efficiencies from the Company's automated production equipment; increases in the costs of production; unfavorable determinations of pending lawsuits or disputes; loss of key personnel; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

OVERVIEW

         Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, posterboards and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 81% and 71% of the Company's total sales in the six months ended September 30, 1997 and the year ended March 31, 1997, respectively, attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%.

         Primarily to develop its specialty papers group, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company commenced installation of new production equipment and information systems in the third quarter of fiscal 1997. The Company experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and the management information system. Moreover, the management information system failed to perform as promised by vendors. As a result, the Company has not yet fully realized the originally anticipated economic benefits and efficiencies from these capital expenditures. These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, have had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal 1997 and the first two quarters of fiscal 1998. In addition, since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a default under the Company's mortgage loans and certain equipment lease facilities. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. See "-Liquidity and Capital Resources."

RECENT DEVELOPMENTS

         On October 2, 1997, production employees at the Company's headquarters in Whatcom County, Washington voted 126 to 61 against union representation by the Graphics Communications Union, Local 767M. The results of the election were subsequently certified by the National Labor Relations Board.

         In October, 1997 the Company took steps to reduce operating costs, including layoffs of approximately 45 employees, decreases in senior executive compensation, a company-wide wage freeze, and a management restucturing that included the permanent elimination of two vice-president level positions. The company projects that these steps will result in cost savings in excess of $1,300,000 over the next 12 months.

        The company announced on November 4, 1997 that its Board of Directors appointed Mr. Richard Lundquist to the Board and to its Audit Committee. Mr. Lundquist fills a vacancy that was created by the resignation of Mr. Luis Morato.

       On November 6, 1997, the Board of Directors named Bruce Clawson as the Company's Chief Financial Officer. Mr. Clawson has previously served as the Company's Vice President of Finance since April 1997.

         OVERSTATEMENT OF GROSS PROFITS AND INVENTORY. In connection with Company's audit for the fiscal year ended March 31, 1997, management determined that, during fiscal 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of fiscal 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period in fiscal 1997. As a result, the adjustment to gross margin and inventories was made at the end of fiscal 1997, and previously reported quarterly information for fiscal 1997 has not been restated. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. The effect that an interim allocation of such adjustments might have had on the results for the first two quarters of fiscal 1997, if any, are not reflected in the period-to-period comparisons for gross margin included in this Report. Accordingly the comparisons of gross margin and inventory for each of the first three quarters of fiscal 1997 with the corresponding quarters of fiscal 1998 and fiscal 1996 may not be entirely meaningful.

         WEAKNESSES IN INTERNAL CONTROLS. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that several weaknesses in the Company's internal controls occurred during fiscal 1997. Management continues to take steps to improve its internal controls, including increasing the size and capabilities of its accounting department and improving its management information systems. However, there can be no assurance that the Company will not encounter other internal control weaknesses. The failure of the Company's accounting and finance systems to provide accurate information necessary to monitor the Company's financial position, results of operations and liquidity could have a material adverse effect on the Company's business, financial condition and results of operations.

         SEASONALITY. A significant portion of the Company's customer orders are placed between August and October of each year for shipment during the Company's second and third fiscal quarters, which includes the Christmas season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and is expected to continue to experience, seasonal fluctuations in its operating results.

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

         BACKLOG. The Company's backlog of orders as of November 13, 1997 was $763,205. Historically, the Company has generally filled its backlog of orders within 2 weeks. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any other prior period. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors. Moreover, the Company's backlog may not necessarily lead to sales in any future period. The Company's failure or inability to ship product with respect to a purchase order could result in cancellation of such purchase order and a reduction of backlog, and could have a material adverse effect on the Company's business, financial condition and results of operations.

         COLLECTIONS OF ACCOUNTS RECEIVABLE. Difficulties encountered by the Company in fiscal 1997 in connection with the installation and implementation of a new electronic data interchange ("EDI") software package resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997 which contributed to a substantial increase in the Company's trade receivable balance and negative operating cash flow at the end of fiscal 1997. The Company believes it has resolved the EDI invoicing limitations, but any further invoicing or collection difficulties could have a material adverse effect on the Company's business, financial condition or results of operations.

         MAINTENANCE OF LARGE INVENTORY. As of September 30, 1997, the Company maintained an inventory of lettering, signage and specialty papers of $9,487,798. While the Company believes that the maintenance of an extensive inventory provides it substantial flexibility in responding to incoming orders, enhances its reputation as a major supplier in the industry and offers certain economies of scale in its purchasing program, the maintenance of an extensive inventory requires a substantial outlay of funds which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than the pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, the Company's inventory may become less marketable, which may require the Company to dispose of such inventory on an unprofitable basis. The Company has made an effort to address these problems by increasing its reserves for obsolete inventory since March 31, 1996 from $100,000 to $1,390,000 as of September 30, 1997. However, if the Company were not able to recover a substantial portion of its investment in inventory, this would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         SALES. Sales increased 22% to $8,363,293 in the quarter ended September 30, 1997 from $6,858,676 in the quarter ended September 30, 1996. Sales increased 23% to $15,971,552 in the six month period ended September
30, 1997 from $13,029,743 in the same period a year earlier. The increase is primarily due to increased sales of the Company's products to major mass market retailers, and the continued market acceptance of the Company's Geopaper products, including Geoposterboards.

         Geopaper products were responsible for 82% and 81% of sales in the quarter and six month period ended September 30, 1997, respectively, compared to 69% in the corresponding three and six month periods of the prior year. Sales of Geopaper have increased 43% to $12,896,305 in the six months ended September 30, 1997 from $9,021,249 in the corresponding six month period of the prior year.

         Sales of the Company's lettering and signage products decreased approximately $568,308 and $933,247 in the quarter and six month period ended September 30, 1997 compared to approximately $2,057,603 and $4,008,494 in the quarter and six month period ended September 30, 1996. The Company expects this product group to continue to decrease as a percentage of sales and that sales of lettering and signage products as an industry may continue to decline over time as the use of personal computers increases. Sales of the Company's lettering and signage products have decreased as a percentage of total sales to 19% from 31% for the six months ended September 30, 1997 and September 30, 1996, respectively.

         International sales of Geographics products were $2,053,139 and $3,737,258 for the quarter and six month period ended September 30, 1997, respectively, and $1,523,100 and $2,722,621 for the quarter and six month period ended September 30, 1996, respectively. International sales of Geographics products represented 25% and 23% of the Company's total sales for the quarter and six month period ended September 30, 1997, respectively, compared to 22% and 21% , respectively, of total sales for the same periods in the prior year.

         GROSS MARGIN. Gross profit margin as a percentage of sales was 16.1% for the quarter ended September 30, 1997, compared to 40.5% for the same period in the prior year. For the six month period ended September 30, 1997, gross profit margin as a percentage of sales was 11.9%, compared to 40.1% for the same period in the prior year. The decreases were primarily due to price reductions for the Company's specialty paper products implemented in August 1996 and April 1997 and a continuing shift in mix of sales to lower margin Geopaper products. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during fiscal 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of fiscal 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period during fiscal 1997. As a result, the adjustment to gross margin and inventories was made at the end of the fiscal year ended March 31, 1997, and previously reported quarterly information for fiscal 1997 has not been restated. Accordingly, gross profit margin for both the quarter and six month period ended September 30, 1996 does not reflect the effect, if any, that an interim allocation of this adjustment might have had on the results for such periods. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. See "-Overview-Overstatement of Gross Margin and Inventories."

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative (S,G&A) expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, increased as a percentage of sales during the quarter ended September 30, 1997 to 34.5%, as compared to 28.8% during the same period in the prior year. S,G&A expenses increased as a percentage of sales to 35.9% for the six month period ended September 30, 1997 as compared to 31% for the same period in the prior year. The increases are primarily the result of increased costs associated with advertising allowances, volume rebates and other promotional payments made to key customers.

         INTEREST EXPENSE. The Company's interest expense for the quarter ended September 30, 1997 increased 106% to $419,873 compared to $203,341 for the same period in the prior year. The Company's interest expense for the six month period ended September 30, 1997 increased 115% to $848,197, compared to $394,112 for the same period in the prior year. The increase in interest expense was primarily the result of substantially increased borrowings under the Company's revolving credit facility during fiscal 1998. Borrowings increased due primarily to operating losses incurred by the Company in fiscal 1997 and 1998. Borrowings also increased in part due to delays in the collection of accounts receivable, which resulted from problems encountered by the Company in the electronic delivery of invoices to major customers during fiscal 1997 and the first quarter of fiscal 1998. See "-Overview-Collections of Accounts Receivable." Interest expenses also increased as a result of additional borrowings in the form of capital leases and mortgage loans related to equipment purchases and expansions to the Company's Blaine manufacturing facility made during fiscal 1997 and the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay planned purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1997, operating losses totaled $6,261,298, and the Company experienced negative operating cash flows of $6,601,926. During the quarter ended September 30, 1997, operating losses totaled $1,543,203. However, the Company experienced positive operating cash flows of $1,215,290 during the quarter ended September 30, 1997, primarily as a result of substantial reductions in trade accounts receivable balances during the quarter. This reduction in trade accounts receivable was due to improvements in the Company's electronic data interchange ("EDI") billing systems and procedures which resulted in improved collections. This improvement in billing and collections resulted in positive operating cash flows of $107,672 in the six months ended September 30, 1997, in spite of operating losses during the same period of $3,831,615.

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

         Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the defaults under the revolving credit facility constitute a default under these other loans. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.
 The Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended September 30, 1997 included in this Report) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

         The Company entered into a short-term forbearance agreement with its lender, effective November 14, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to November , 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $3,000,000 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting its rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. The Company plans to request a further extension of the forebearance agreement upon expiration of the current extension. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to further extend the facility's expiration date or that the Company would be able to refinance or replace the facility on acceptable terms when and as needed.

         The Company currently projects continuing losses and potentially negative cash flows from operations for the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to continue to waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility may not be sufficient to satisfy its working capital requirements beyond December 31, 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility in spite of existing defaults, there can be no assurance that it will continue to do so. Accordingly, the Company is delaying payments to vendors, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

         In October, 1997 the Company took steps to reduce operating costs, including layoffs of approximately 45 employees, decreases in senior executive compensation, a company-wide wage freeze, and a management restructuring that included the permanent elimination of two vice-president level positions. The Company projects that these steps will result in cost savings in excess of $1,300,000 over the next 12 months.

         The Company has been actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. During the week of November 3, 1997 the Company received several offers, subject to a number of conditions, for the purchase of portions of its assets related its lettering and signage business. However, as of the date of this report, the Company had not yet entered into any binding agreements with regards to any such offer. Though such offers are under active consideration by management, the transactions contemplated thereby are subject to satisfaction of a number of conditions precedent, and there can be no assurance that any such transaction will be consummated. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

         The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail or further restructure operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

                                       PART II
                                  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

Exhibit Number
(Referenced to
 Item 601 of
Registration S-K)       Description of Document
______________          _______________________

    10.16 Financial Advisory Agreement, dated August 6, 1997, between Geographics, Inc. and Cruttenden Roth, Incorporated
    10.17 Subscription Agreement, dated October 9, 1997, between Geographics, Inc. and First Prudential Investment Fund, Inc.
     11.1               Statement re computation of net income (loss) per share
     27.1               Financial Data Schedule


(b) No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1997.

                                       GEOGRAPHICS, INC.


                                       By:  /s/ RONALD S. DEANS
                                           -------------------------------------
                                                      Ronald S. Deans
                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER


                                       By:  /s/ BRUCE A. CLAWSON
                                           -------------------------------------
                                           VICE PRESIDENT OF FINANCE
                                           AND CHIEF FINANCIAL OFFICER
                                          (Principal Financial Officer)

                            INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997................................ F-2

Consolidated Statements of Operations for the three months and six months ended September 30, 1997 and September 30, 1996................................................. F-3

Consolidated Statements of Cash Flows for the three months and six months ended September 30, 1997 and September 30, 1996............................................. F-4

Notes to Consolidated Financial Statements............................................................. F-5

                                  GEOGRAPHICS, INC.

                              CONSOLIDATED BALANCE SHEET
                     AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997


                                    ASSETS

                                                                          September 30, 1997      March 31, 1997
                                                                              (Unaudited)            (Audited)
CURRENT ASSETS
  Cash                                                                           126,556          $      408,757
  Accounts receivable
     Trade receivables, net                                                    5,171,155               6,654,500
     Other receivables                                                           820,339                 993,243
  Inventory, net of allowance for obsolete inventory
     of $1,390,000 at September 30, 1997 and $1,290,000 at March 31, 1997      9,487,798               9,457,874
  Prepaid expenses, deposits, and other current assets                           764,404                 893,483
                                                                          --------------          --------------
         Total current assets                                                 16,370,252              18,407,857

PROPERTY, PLANT AND EQUIPMENT, net                                            13,350,760              10,832,231

OTHER ASSETS                                                                     486,521               1,005,613
                                                                          --------------          --------------

TOTAL ASSETS                                                              $   30,207,533          $   30,245,701
                                                                          --------------          --------------
                                                                          --------------          --------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                         $      626,753          $      467,445
  Note payable to bank                                                        10,755,195               8,649,390
  Accounts payable                                                             4,161,548               2,421,768
  Accrued liabilities                                                          2,576,578               2,145,030
  Notes payable to officers and directors                                             --                 850,000
  Current portion of long-term debt                                            3,510,962               3,472,674
                                                                          --------------          --------------
         Total current liabilities                                            21,631,036              18,006,307

LONG-TERM DEBT                                                                 5,365,124               4,322,371
                                                                          --------------          --------------
         Total liabilities                                                    26,996,160              22,328,678
                                                                          --------------          --------------

STOCKHOLDERS' EQUITY
  No par common stock - 100,000,000 authorized, 9,467,877 and
     9,467,877 issued and outstanding at September 30, 1997 and March 31,
     1997, respectively                                                       15,573,434              15,574,018
  Foreign currency translation adjustment                                        (68,404)                (76,478)
  Retained earnings (accumulated deficit)                                    (12,293,657)             (7,580,517)
                                                                          --------------          --------------
         Total stockholders' equity                                            3,211,373               7,917,023
                                                                          --------------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    30,207,533          $   30,245,701
                                                                          --------------          --------------
                                                                          --------------          --------------

      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               GEOGRAPHICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (Unaudited)


                                                     Three Months Ended            Six Month Ended
--------------------------------------------------------------------------------------------------------
                                                 Sept. 30        Sept. 30      Sept. 30       Sept. 30
                                                   1997            1996          1997           1996
--------------------------------------------------------------------------------------------------------
Sales                                           $ 8,363,293     $6,858,576    $15,971,552    $13,029,743
Cost of Sales                                     7,018,882      4,083,653     14,067,086      7,809,954
                                                -----------     ----------    -----------     -----------
Gross Margin                                      1,344,411      2,775,023      1,904,466      5,219,789

Selling, General and Administrative               2,887,614      1,975,339    $ 5,736,081      4,009,344
Expenses                                        -----------     ----------    -----------     -----------

Income (Loss) from
Operations                                       (1,543,203)       799,684     (3,831,615)     1,210,445

Other Income (Expenses)
    Interest Expense                               (419,873)      (203,341)      (848,197)      (394,112)
    Other                                           (14,288)       (10,065)       (33,328)       (13,841)
                                                -----------     ----------    -----------     -----------
                                                   (434,161)      (213,406)      (881,525)      (407,953)
Income (Loss) Before Provision for               (1,977,364)       586,278     (4,713,140)       802,492
Income Taxes
Income Tax Provision                                     --        213,172              -        283,209
                                                -----------     ----------    -----------     -----------

Net Income (Loss)                               $(1,977,364)    $  373,106     (4,713,140)       519,283
                                                -----------     ----------    -----------     -----------
                                                -----------     ----------    -----------     -----------

Earnings Per Common and Common
Equivalent Share
    Primary                                          ($0.21)         $0.04          ($.50)          $.06
    Assuming full dilution                           ($0.21)         $0.04          ($.50)          $.06
Shares Used in Computing Earnings Per
Common and Common Equivalent Share
    Primary                                       9,467,877      9,427,811      9,467,877      9,198,337
    Assuming full dilution                        9,467,877      9,427,803      9,467,877      9,199,419


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                       INCREASE (DECREASE) IN CASH (Unaudited)

                                                             September 30, 1997  September 30, 1996
                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (4,713,140)           $ 512,283
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH FLOWS FROM OPERATING ACTIVITIES
  Depreciation and amortization                                     892,340              759,980
  Deferred income taxes                                                   -              132,661
  (Gain) loss on sales of property and equipment                      1,740                8,985
CHANGES IN NONCASH OPERATING ASSETS AND LIABILITIES
  Trade receivables                                               1,483,345             (138,848)
  Related party receivables                                               -              899,422
  Other receivables                                                 172,904             (118,036)
  Inventory                                                         (29,924)          (3,939,208)
  Prepaid expenses, deposits and other current assets               129,079           (1,230,540)
  Accounts payable                                                1,739,780             (624,557)
  Accrued liabilities                                               431,548              522,029
  Income tax payable                                                      -              (99,326)
                                                              ---------------------------------------
      Net cash flows from operating activities                      107,672           (3,308,155)
                                                              ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdrafts                                       159,308                    -
  Net borrowings on note payable to bank                          2,105,805             (924,322)
  Proceeds from long-term debt borrowings                                 -              225,000
  Repayment of long-term debt                                      (596,877)            (343,378)
  Repayments of notes payable to officers and directors            (850,000)            (264,711)
  Proceeds from issuance of common stock                               (584)           6,539,340
  Foreign currency translation                                        8,075                4,156
                                                              ---------------------------------------
      Net cash flows from financing activities                      825,727            5,236,085
                                                              ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                (1,215,600)          (1,607,921)
  Proceeds from sales of equipment                                        -                6,887
  Net advances from (repayments to) partnerships                          -             (154,080)
  Change in other assets                                                  -              (33,896)
                                                              ---------------------------------------
      Net cash flows from investing activities                   (1,215,600)          (1,789,010)
                                                              ---------------------------------------

NET CHANGE IN CASH                                                 (282,201)             138,920

CASH, beginning of year                                             408,757               50,028

CASH, end of quarter                                          $     126,556            $ 188,948
                                                              -------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES
  Financing obtained in acquisition of equipment                 $1,677,918          $ 1,219,764
                                                              -------------------------------------
  Assets acquired directly in acquisition of business                     -             $390,839
                                                              -------------------------------------

          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                                  GEOGRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    LEASES - The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between March, 1998 and February 2006. In addition to the base lease term, the Company has various renewal option periods. In addition, certain equipment used in the Company's operations is also leased under operating leases. A schedule of noncancelable operating lease commitments are as follows:

1998.................................. $365,103
1999..................................  152,253
2000..................................   67,403
2001..................................   46,164
                                        _______
                                       $630,923
                                        =======

    LITIGATION - In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's former Vice President of Finance and Chief Financial Officer (the "Defendants"). The suits allege that the Defendants inflated the price of the Company's stock by intentionally or recklessly making misrepresentations or omissions which deceived the public about the Company's financial condition and prospects, thus misleading shareholders who purchased shares between August 6, 1996 and June 12, 1997. The complaints seek damages in unstated amounts.

    Management intends to vigorously defend these complaints. However, the ultimate outcome of these actions cannot be predicted with certainty. The Company owns insurance policies applicable to certain losses including costs of defense. These insurance policies have an aggregate self-insurance retention of $150,000. If the Company is determined to be liable for, or otherwise agrees to settle or compromise, any claim, there is no assurance that any or all of such liability, compromise or settlement would be covered by the Company's insurance. If the amount of insurance is insufficient, or if the policies are determined to be inapplicable, the Company could be required to make additional payment beyond the self-insurance retention in the form of cash, indebtedness or equity securities. A payment of this nature could have a negative material impact on the Company's capital resources, and issuance of additional equity securities could have a negative material impact on the Company's existing shareholders. The defense of this or any pending or future litigation, investigations or disputes could result in substantial legal and professional costs to the Company.

    There are various additional claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material effect on the Company's business, financial condition or results of operations.

    CONTINGENCY FOR YEAR 2000 ISSUES - The Company has not yet made an assessment of the impact of the year 2000 on their computer software, hardware and other systems, including those of vendors, customers and other third parties. The potential expense to ensure that all of the computer and other systems are year 2000 compliant cannot be determined until such an assessment is made.

    EMPLOYMENT CONTRACTS - During the quarter ended September 30, 1997, the Company entered into employment contracts with certain employees for a period of up to three years. The contracts provide for severance payments in the event these employees terminate employment for certain specified reasons during the contract period.

NOTE 3 - GOING CONCERN

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

    The Company currently projects continuing losses and potentially negative cash flows from operations for the remainder of fiscal 1998. The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. However, even if the Company's lender were to waive all existing defaults under the Company's revolving credit facility, the Company expects that available borrowings under the facility may not be sufficient to satisfy its working capital requirements beyond December 31, 1997. Furthermore, although the Company's lender has permitted borrowings under the revolving credit facility in spite of existing defaults, there can be no assurance that it will continue to do so. Accordingly, the Company is delaying payments to vendors, instituting internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

    In October, 1997 the Company took steps to reduce operating costs, including layoffs of approximately 45 employees, decreases in senior executive compensation, a company-wide wage freeze, and a management restructuring that included the permanent elimination of two vice-president level positions. The Company projects that these steps will result in cost savings in excess of $1,300,000 over the next 12 months.


    The Company has been actively pursuing possible sources of additional capital and has engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. During the week of November 3, 1997 the Company received several offers, subject to a number of conditions, for the purchase of its lettering and signage business. However, as of the date of this report the Company had not yet entered into any binding agreements with regards to any such offer. Though such offers are under active consideration by management, the transactions contemplated thereby are subject to satisfaction of a number of conditions precedent and there can be no assurance that any such transaction will be consummated. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

    The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail or further restructure operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.