Form 10-Q
period 1997-12-31
GEOGRAPHICS INC
filed 1998-04-29
CIK 1000621

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                        -----------------------------------

                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter Ended: December 31, 1997

                          Commission File Number:  0-26756

                        -----------------------------------

                                 GEOGRAPHICS, INC.
               (Exact name of registrant as specified in its charter)


                     Wyoming                              87-0305614
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)               Identification No.)


                  1555 Odell  Road, P.O. Box 1755, Blaine, WA  98231
            -------------------------------------------------------------
                 (Address of principal executive office and zip code)

                                    (360) 332-6711
            -------------------------------------------------------------
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                No
                                ----                   ----

The registrant had 9,827,252 shares of common stock outstanding as of April 22, 1998.

                        Documents Incorporated by Reference

                                        None

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of December 31, 1997 (unaudited) and March 31, 1997 (audited), the unaudited statements of operations for the nine months ended December 31, 1997 and December 31, 1996, and the unaudited consolidated statements of cash flows for the nine months ended December 31, 1997 and December 31, 1996, together with the notes thereto.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

     Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning trends relating to the Company's profitability and gross profit margins; the ability of the Company to increase the capabilities of its accounting department and to improve its internal controls; the continued availability of borrowings under the Company's revolving credit facility; the Company's ability to refinance the revolving credit facility, to consummate the currently proposed sale of its lettering and signage business and to obtain additional debt or equity financing or other sources of external working capital sufficient to meet its working capital requirements; and the ability of the Company to continue as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the pre-print market, loss of certain key customers, or insufficient market acceptance of the Company's specialty papers products; actions, including price reductions, by the Company's competitors; increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected improved efficiencies from the Company's automated production equipment; increases in the costs of production; unfavorable determinations of pending lawsuits or disputes; loss of key personnel; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

OVERVIEW

     Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, posterboards and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty paper products business now constitutes the Company's principal business, with approximately 80% and 71% of the Company's total sales in the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively, attributable to sales of Geopaper products. Substantially as a result of sales generated by the specialty paper products business, the Company has experienced rapid growth, with total sales increasing from $6,900,875 for fiscal 1994 to $23,840,506 for fiscal 1997, an increase of 245%. However, gross profit as a percentage of revenue associated with sales of specialty paper products in recent periods has been substantially lower than gross profit from sales of lettering and signage products. See "-Results of Operations."

     Primarily to develop its specialty paper products business and to improve its margins, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. During the fifteen month period ended June 30, 1997 the Company experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and the management information system. Moreover, the management information system failed to perform as promised by vendors. As a result, the Company has not yet fully realized the originally anticipated economic benefits and efficiencies from these capital expenditures. These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, have had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal 1997 and a substantial further loss for the nine month period ended December 31, 1997. Total losses during the twenty-one months ended December 31, 1997 exceeded $14.2 million. In addition, since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a cross-default under the Company's mortgage loans and certain of the Company's equipment lease facilities. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. See "-Liquidity and Capital Resources."

     On December 23, 1997, the Company entered into an agreement (herein referred to as the "Asset Purchase Agreement") for the sale of its lettering and signage product line business (herein referred to as the "Asset Sale") to U.S. Stamp of Cookeville, Tennessee (also referred to as "The Identity Group"). The sale was subject to satisfaction of a number of conditions. The Asset Purchase Agreement provided for a purchase price of $7.5 million in cash if the sale was consummated on or before March 23, 1998 and $7.4 million in cash if the sale was consummated after March 23, 1998 but on or before May 6, 1998, the date that the Asset Purchase Agreement expires. The purchase price was subject to a downward or upward adjustment at closing to the extent that the value of the eligible inventory of the lettering and signage products business was more or less than $974,572 and subject to a holdback of $400,000 as an offset against obsolete inventory and certain measured liabilities of the lettering and signage product line business. Due to severe working capital limitations, recent resignations of key administrative personnel including the Company's chief financial officer, and other factors, the Company has been delayed in pursuing the regulatory process necessary to conclude the Asset Sale. Accordingly, at the date of filing of this report, the Asset Sale had not been completed. If the Company is not able to satisfy all conditions to closing by the May 6 deadline, the buyer will be free to terminate the transaction.

     The Company has commenced negotiations with U.S. Stamp for the purpose of obtaining an extension or restructuring the transaction to provide for alternate means of completing the Asset Sale. On April 13, 1998, the Company entered into a letter agreement with U.S. Stamp that set forth certain revisions to the Asset Purchase Agreement. Pursuant to such revisions, the purchase price would be reduced to $7.0 million (subject to holdbacks). Also, it is now expected that the Company's lender, which holds a securitiy interest in all of the assets which are the subject of the Asset Sale, will foreclose on such assets, sell them to the Identity Group and apply some portion of the net proceeds to reduce borrowings under the Company's revolving credit facility. There can be no assurance that the Asset Sale will be completed on the terms described above or at all. See "--Liquidity and Capital Resources."

     The Company currently projects continuing losses and negative cash flows from operations for the remainder of fiscal 1998 and at least the first and second quarters of fiscal 1999. As a result of mounting losses and negative cashflow, the Company is experiencing a severe working capital shortfall which has required the Company to delay payments to vendors, substantially reduce sales and marketing efforts, defer planned purchases and take other steps to conserve operating capital. These steps have had a negative impact on sales. At March 31, 1998, payments to vendors aggregating approximately $2,825,000 were past due. As a result, a number of the Company's vendors continue to ship only on a C.O.D. basis, have placed the Company on credit hold, and may take other action against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings.

     At March 31, 1998 borrowings under the Company's revolving credit facility aggregated approximately $11,304,335, which exceeded permitted borrowings under this facility's borrowing base formula by approximately $2,692,621. Although the Company's lender has permitted borrowings in excess of the borrowing base limitations, the lender may cease doing so at any time. It is necessary for the Company to obtain additional working capital as soon as possible in order to finance continuing operating losses. The lender will require that the proceeds from the Asset Sale, if and when it occurs, be used to pay down borrowings under the line of credit, however, the Company is currently in negotiations with its lenders to modify the current facility's borrowing base formula to allow for additional borrowings to satisfy the Company's short-term working capital requirements. There can be no assurance that the lender will agree to such a modification. Accordingly, whether or not the Asset Sale occurs, the Company must obtain additional sources of working capital to finance continuing losses. The Company had been seeking sources of additional operating capital and/or buyers for its assets for several months. However, as of the date of this report, the Company has received no firm commitments with respect to any such transaction other than the proposed Asset Sale, and there can no assurance that any such transaction will be identified or consummated once identified. The failure to obtain sufficient funds when needed to satisfy its working capital requirements will force the Company to further curtail or restructure operations, sell assets, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "--Liquidity and Capital Resources."

     OVERSTATEMENT OF GROSS PROFITS AND INVENTORY. In connection with Company's audit for the fiscal year ended March 31, 1997, management determined that, during fiscal 1997, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of fiscal year ended March 31, 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period in such fiscal year. As a result, the adjustment to gross margin and inventories was made at the end of fiscal 1997, and previously reported quarterly information for fiscal 1997 has not been restated. The cumulative effect in fiscal 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. The effect that an interim allocation of such adjustments might have had on the results for the first three quarters of fiscal 1997, if any, are not reflected in the period-to-period comparisons for gross margin included in this Report. Accordingly the comparisons of gross margin and inventory for each of the first three quarters of the fiscal year ended March 31, 1997 with the corresponding quarters of the fiscal year ended March 31, 1998 may not be entirely meaningful.

     WEAKNESSES IN INTERNAL CONTROLS. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that several weaknesses in the Company's internal controls occurred during such fiscal year. Management has attempted to improve its internal controls, including improving its management information systems. However, there can be no assurance that the Company will not encounter other internal control weaknesses. The failure of the Company's accounting and finance systems to provide accurate information necessary to monitor the Company's financial position, results of operations and liquidity could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     BACKLOG. The Company's backlog of orders as of March 31, 1998 was $927,208. Historically, the Company has generally filled its backlog of orders within 2 weeks. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1997 or at the end of any period prior to March 31, 1997. The Company's backlog is subject to fluctuations as a result of seasonality in the Company's business and other factors. Moreover, the Company's backlog may not necessarily lead to sales in any future period. The Company's failure or inability to ship product with respect to a purchase order could result in cancellation of such purchase order and a reduction of backlog, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     COLLECTIONS OF ACCOUNTS RECEIVABLE. Difficulties encountered by the Company during the fiscal year ended March 31, 1997 in connection with the installation and implementation of a new electronic data interchange ("EDI") software package resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal 1997 which contributed to a substantial increase in the Company's trade receivable balance and negative operating cash flow at the end of fiscal 1997. The Company believes it has resolved the EDI invoicing limitations, but any further invoicing or collection difficulties could have a material adverse effect on the Company's business, financial condition or results of operations.

     MAINTENANCE OF LARGE INVENTORY. As of December 31, 1997, the Company maintained an inventory of lettering, signage and specialty papers of $8,127,571. While the Company believes that the maintenance of an extensive inventory provides it substantial flexibility in responding to incoming orders, enhances its reputation as a major supplier in the industry and offers certain economies of scale in its purchasing program, the maintenance of an extensive inventory requires a substantial outlay of funds which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than the pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, the Company's inventory may become less marketable, which may require the Company to dispose of such inventory on an unprofitable basis. The Company made an effort to address these problems by increasing its reserves for obsolete inventory since March 31, 1996 from $100,000 to $1,390,000 as of September 30, 1997. The Company undertook a concentrated effort to reduce its inventory during the quarter ended December 31, 1997 and, as a result, has reduced this reserve by $521,000 to $869,000 as of December 31, 1997. However, if the Company were not able to recover a substantial portion of its investment in inventory, this would have a material adverse effect on the Company's business, financial condition and results of operations. Also, additional write-downs in inventory values may be necessary in the future.

RESULTS OF OPERATIONS

     SALES. Sales increased 33% to $8,110,028 in the quarter ended December 31, 1997 from $6,089,998 in the quarter ended December 31, 1996. Sales increased 26% to $24,081,577 in the nine month period ended December 31, 1997 from $19,119,741 in the same period a year earlier. The increase is primarily due to increased sales of the Company's products to major mass market retailers, and the continued market acceptance of the Company's Geopaper products, including Geoposterboards. Geopaper products were responsible for 77% and 80% of sales in the three and nine month periods ended December 31, 1997, respectively, compared to 71% in both the corresponding three and nine month periods of the prior year. Sales of Geopaper have increased 42% to $19,323,791 in the nine months ended December 31, 1997 from $13,520,877 in the corresponding period of the prior year.

     The Company was notified in March 1998 that one of its customers, Office Max, would be sharply reducing its paper products orders with the Company. Although the Company's sales to this customer during the quarter ended December 31, 1997 were $964,000, this amount was unusually high due to the placement of initial stocking orders for seventy new Office Max stores. The Company believes that the decrease in revenue due to this reduction in orders will be mitigated by the extremely low margins realized by the Company on sales to Office Max due to excessive freight costs associated with sales to this customer.

     Sales of the Company's lettering and signage products decreased to $1,735,189 and $4,757,784 for the three month and nine month periods ended December 31, 1997, respectively, compared to approximately $1,544,592 and $5,544,724, respectively, in the three and nine month periods ended December 31, 1996. The Company expects this product group to continue to decrease as a percentage of sales and that sales of lettering and signage products as an industry may continue to decline over time as the use of personal computers increases. Sales of the Company's lettering and signage products have decreased as a percentage of total sales to 20% from 29% for the nine months ended December 31, 1997 and December 31, 1996, respectively.

     International sales of Geographics products were $2,182,775 and $5,920,028 for the three and nine month periods ended December 31, 1997, respectively, and $1,758,868 and $4,481,489 for the three and nine month periods ended December 31, 1996, respectively. This growth is primarily due to increased business development through the Company's subsidiaries, including new account development, existing customer business expansion and new product sales. International sales of Geographics products represented 23% and 21% of the Company's total sales for the three and nine month periods ended December 31, 1997, respectively, compared to 28% and 24%, respectively, of total sales for the same periods in the prior year.

     GROSS MARGIN. Gross profit margin as a percentage of sales was 29.5% for the quarter ended December 31, 1997, compared to 37.3% reported for the same period in the prior year. For the nine month period ended December 31, 1997, gross profit margin as a percentage of sales was 17.9%, compared to 39.2% reported for the same period in the prior year. The decreases were primarily due to price reductions for the Company's specialty paper products implemented in August 1996 and April 1997 and a continuing shift in mix of sales to lower margin Geopaper products. Though the Company announced price increases on Geopaper products on August 1, 1997 and January 1, 1998, delays in the implementation of these announced price increases have diminished the impact that such price increases were expected to have on the Company's gross profit margins. In connection with the Company's audit for the fiscal year ended March 31, 1997, management determined that, during such fiscal year, the use of certain accounting procedures and estimates based on historical results caused an overstatement of gross margin and inventories on an interim basis. Although the Company believes that the overstatements occurred over the course of the fiscal year ended March 31, 1997, it has determined that, given the complexity of the issues involved, it is not possible to allocate accurately the necessary adjustment to any interim quarterly period during such fiscal year. As a result, the adjustment to gross margin and inventories was made at the end of the fiscal year ended March 31, 1997, and previously reported quarterly information for such fiscal year has not been restated. Accordingly, gross profit margin for both the quarter and nine month period ended December 31, 1996 does not reflect the effect, if any, that an interim allocation of this adjustment might have had on the results for such periods. The cumulative effect in the fiscal year ended March 31, 1997 of the overstatement, when combined with reserves for obsolete inventory, was a reduction of both gross margin and inventory of approximately $5,600,000. See "-Overview-Overstatement of Gross Margin and Inventories."

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative (S,G&A) expenses, which consist of payroll, advertising, depreciation of sales displays and other fixed assets, commissions, administrative, accounting, legal and other costs, decreased as a percentage of sales during the quarter ended December 31, 1997 to 35.8%, as compared to 42.4% during the same period in the prior year. S,G&A expenses increased as a percentage of sales to 35.8% for the nine month period ended December 31, 1997 as compared to 34.5% for the same period in the prior year. The year to date increase is primarily the result of increased costs associated with advertising allowances, volume rebates and associated promotional payments made to key customers, as well as higher than planned fees and expenses for legal, accounting, investment bankers and similar professionals. The Company's management believes that S,G&A expenses may be reduced as its current financial problems are addressed.

     INTEREST EXPENSE. The Company's interest expense for the quarter ended December 31, 1997 increased 30% to $418,388 compared to $321,284 for the same period in the prior year. The Company's interest expense for the nine month period ended December 31, 1997 increased 77% to $1,266,585, compared to $715,396 for the same period in the prior year. The increase in interest expense was primarily the result of substantially increased borrowings under the Company's revolving credit facility during the twelve month period ended December 31, 1997 (fourth quarter of fiscal 1997 and the first, second and third quarters of fiscal 1998). Borrowings increased due primarily to operating losses incurred by the Company in fiscal 1997 and 1998. Borrowings during the quarters ended March 31 and June 30, 1997 also increased in part due to delays in the collection of accounts receivable, which resulted from problems encountered by the Company in the electronic delivery of invoices to major customers during fiscal 1997 and the first quarter of fiscal 1998. See "-Overview-Collections of Accounts Receivable." Interest expenses also increased as a result of additional borrowings in the form of capital leases and mortgage loans related to equipment purchases and expansions to the Company's Blaine manufacturing facility made during fiscal 1997 and the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal year ended March 31, 1997, the Company has experienced and is continuing to experience severe working capital short-falls which have required the Company to delay payments to certain vendors, substantially reduce sales and marketing efforts, delay planned purchases, institute internal cost reduction measures and take other steps to conserve operating capital. These steps have had a negative impact on sales. At March 31, 1998, payments to vendors aggregating approximately $2,825,000 were past due. During fiscal year ended March 31, 1997, operating losses totaled $6,261,298, and the Company experienced negative operating cash flows of $6,601,926. During the nine months ended December 31, 1997, operating losses totaled $5,565,744. However, the Company experienced positive operating cash flows of $45,248 during the nine months ended December 31, 1997, primarily as a result of substantial reductions in trade accounts receivable and inventory balances, along with a substantial increase in trade accounts payable balances. The reduction in trade accounts receivable was due to improvements in the Company's electronic data interchange ("EDI") billing systems and procedures which resulted in improved collections.

     At the date of this Report, the Company's only available source of working capital consisted of borrowings under its revolving credit facility. The revolving credit facility permits borrowings of up to $12.0 million subject to a borrowing base limitation of 80% of the value of the Company's eligible accounts receivable and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

     Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. At March 31, 1998, borrowings under the Company's revolving credit facility aggregated approximately $11,304,335, which exceeded permitted borrowings under this facility's borrowing base formula by approximately $2,692,621. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the defaults under the revolving credit facility constitute cross-defaults under these other loans. The report of the Company's auditors dated August 26, 1997 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 states that the Company's fiscal 1997 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal year ended March 31, 1997 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended December 31, 1997 included in this Report) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     The Company entered into a forbearance agreement with its lender, effective August 31, 1997 (the "Forbearance Agreement"), pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting its rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, in September 1997, the Company was required to request borrowings substantially in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it did not formally waive this additional default. Beginning in September 1997, and without changes altering any of the other provisions of the Forbearance Agreement, the Company's lender permitted borrowings of up to $3.0 million in excess of the applicable borrowing base limitation (the "Modified Forbearance Limits"). The Company's lender subsequently extended the Forbearance Agreement with the Modified Forbearance Limits, to December 1, 1997 and then again to December 31, 1997.

     As of the date of this Report, the Forbearance Agreement has neither been extended nor replaced with a new forbearance agreement since its expiration on December 31, 1997. Although the lender has continued to permit borrowings under the revolving credit facility in accordance with the terms of the Forbearance Agreement, it is under no obligation to do so. In the absence of a new forbearance agreement with the lender, the lender may at any time refuse to permit further borrowings under the facility, terminate the facility, accelerate the indebtedness due under the facility, or take any combination of these actions. In addition, the lender may take immediate action to foreclose on its collateral, including the initiating of involuntary bankruptcy proceedings, in order to protect its interest in the Company's assets.

     On December 23, 1997, the Company entered into the Asset Purchase Agreement for the sale of its lettering and signage product line business to The Identity Group. The sale is subject to satisfaction of a number of conditions. The Asset Purchase Agreement provided for a purchase price of $7.5 million in cash if the sale was consummated on or before March 23, 1998 and $7.4 million in cash if the sale was consummated after March 23, 1998 but on or before May 6, 1998, the date that the Asset Purchase Agreement expires. The purchase price was subject to a downward or upward adjustment at closing to the extent that the value of the eligible inventory of the lettering and signage products business is more or less than an amount equal to $974,572 and subject to a holdback of $400,000 as an offset against obsolete inventory and certain unassumed liabilities of the lettering and signage product line business.

     Due to severe working capital limitations, recent resignations of key administrative personnel, including the Company's chief financial officer, and other factors, the Company has been delayed in pursuing the regulatory process necessary to conclude the Asset Sale. Accordingly, at the date of filing of this report, the Asset Sale had not been completed. If the Company is not able to satisfy all conditions to closing by the May 6 deadline, the buyer will be free to terminate the transaction.

     The Company commenced negotiations with U.S. Stamp for the purpose of obtaining an extension or restructuring the transaction to provide for alternate means of completing the Asset Sale. On April 13, 1998, the Company entered into a letter agreement with U.S. Stamp that set forth certain revisions to the Asset Purchase Agreement. Pursuant to such revisions, the purchase price would be reduced to $7.0 million (subject to holdbacks). Also, it is now expected that the Company's lender, which holds a security interest in all of the assets which are the subject of the Asset Sale, will foreclose on such assets, sell them to the Identity Group and apply some portion of the net proceeds to reduce borrowings under the Company's revolving credit facility. There can be no assurance that the Asset Sale will be completed on the terms described above or at all.

     The Company currently projects continuing losses and negative cash flows from operations for the remainder of fiscal 1998 and at least the first and second quarters of fiscal 1999. The Company is currently in negotiations with its lender to modify the current revolving credit facility's borrowing base formula to allow for additional borrowings to satisfy the Company's short term working capital requirements. There can be no assurance that the lender will agree to such a modification. Also, even if the Company's lender continues to permit borrowings under the credit facility, as of the date of this Report the Company believes that it is necessary to obtain additional working capital as soon as possible in order to finance continuing operating losses. The Company's lender will require that a substantial portion of the proceeds from the Asset Sale, if and when it occurs, be used to pay down borrowings under the line of credit. At March 31, 1998, payments to vendors aggregating approximately $2,825,000 were past due. As a result, many of the Company's vendors continue to ship only on a C.O.D. basis and may take other action against the Company, including termination of their relationship with the Company or the initiation of collection proceedings. Accordingly, whether or not the Asset Sale occurs, the Company must obtain additional sources of working capital to finance continuing losses.

     The Company is actively seeking possible sources of additional capital or buyers for its assets. However, as of the date of this Report, the Company has received no firm commitments with respect to any such transaction other than the proposed Asset Sale and there can be no assurance that any such transaction will be identified, or consummated once identified. If the Company's lender ceases to permit borrowings under the credit facility or if the Company is unable to obtain additional external working capital when needed in order to satisfy its working capital requirements, the Company will be required to further curtail or restructure operations, sell assets, continue to seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

                           INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1997
and March 31, 1997..........................................................F-2

Consolidated Statements of Operations for the three months and nine months ended December 31, 1997 and 1996.....................................F-3

Consolidated Statements of Cash Flows for the three months and nine months ended December 31, 1997 and 1996................................F-4

Notes to Consolidated Financial Statements..................................F-5

                                 GEOGRAPHICS, INC.

                             CONSOLIDATED BALANCE SHEET
                     AS OF DECEMBER 31, 1997 AND MARCH 31, 1997
                                    (Unaudited)



                                               ASSETS


                                                                   December 31,           March 31,
                                                                       1997                 1997
                                                                    (Unaudited)           (Audited)
CURRENT ASSETS
   Cash                                                           $   454,006             $   408,757
   Accounts receivable
      Trade receivables, net                                        4,813,097               6,654,500
      Other receivables                                               540,267                 993,243
   Inventory, net of allowance for obsolete inventory
      of $869,000 at December 31, 1997 and $1,290,000
      at March 31, 1997                                             8,127,571               9,457,874
   Prepaid expenses, deposits, and other current assets               870,184                 893,483
                                                                  -------------           -----------
         Total current assets                                      14,359,560              18,407,857
PROPERTY, PLANT AND EQUIPMENT, net                                 13,306,887              10,832,231
OTHER ASSETS                                                          464,416               1,005,613
                                                                  -------------           -----------
TOTAL ASSETS                                                      $28,576,428             $30,245,701
                                                                  -------------           -----------
                                                                  -------------           -----------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdrafts                                                $   315,613             $   467,445
   Note payable to bank                                            10,759,320               8,649,390
   Accounts payable                                                 4,036,635               2,421,768
   Accrued liabilities                                              2,701,394               2,145,030
   Notes payable to officers and directors                                  0                 850,000
   Current portion of long-term debt                                3,446,602               3,472,674
                                                                  -------------           -----------
         Total current liabilities                                 21,322,564              18,006,307

LONG-TERM DEBT                                                      5,107,662               4,322,371
                                                                  -------------           -----------
         Total liabilities                                         26,430,226              22,328,678
                                                                  -------------           -----------
STOCKHOLDERS' EQUITY
   No par common stock - 100,000,000 authorized,
      9,827,252 and 9,467,877 issued and outstanding at
      December 31, 1997 and March 31, 1997, respectively           15,573,434             15,574,018
   Foreign currency translation adjustment                           (217,974)               (76,478)
   Retained earnings (accumulated deficit)                        (13,146,258)            (7,580,517)
                                                                  -------------           -----------
         Total stockholders' equity                               $ 2,209,202              7,917,023
                                                                  -------------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $28,576,428            $30,245,701
                                                                  -------------           -----------
                                                                  -------------           -----------

         See accompanying notes to these consolidated financial statements.


                                  GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                                    (Unaudited)


                               Three Months Ended            Nine Months Ended
-------------------------------------------------------------------------------------
                              Dec. 31       Dec. 31         Dec. 31       Dec. 31
                                1997          1996            1997          1996
-------------------------------------------------------------------------------------
 Sales                     $ 8,110,028     $6,089,998     $24,081,577    $19,119,741

 Cost of Sales             $ 5,715,028      3,817,103     $19,782,107     11,627,057
                           -------------  -------------  -------------  -------------

 Gross Margin                2,395,000      2,272,895       4,299,469      7,492,684

 Selling, General and        2,899,592      2,582,567       8,635,685      6,591,911
 Administrative Expenses
                           -------------  -------------  -------------  -------------

 Income (Loss) from
 Operations                   (504,593)      (309,672)     (4,336,216)       900,773

 Other Income (Expenses)
      Interest Expense        (418,388)      (321,284)     (1,266,585)      (715,396)
      Other                     70,384         27,102          37,056         13,261
                           -------------  -------------  -------------  -------------

 Income (Loss) Before         (852,596)      (603,854)     (5,565,744)       198,638
 Provision for Income
 Taxes
 Income Tax Provision            --          (214,601)         --             68,608
                           -------------  -------------  -------------  -------------

 Net Income (Loss)         $  (852,596)    $(389,253)     $(5,565,744)      $130,030
                           -------------  -------------  -------------  -------------
                           -------------  -------------  -------------  -------------
 Earnings Per Common
 and Common Equivalent
 Share
    Primary                      $(.16)        $(.04)           $(.59)          $.01
    Assuming full dilution       $(.16)        $(.04)           $(.59)          $.01
 Shares Used in
 Computing Earnings Per
 Common and Common
 Equivalent Share
    Primary                  9,742,334      9,416,953                      9,296,617
    Assuming full dilution   9,742,334      9,416,953                      9,396,176


         See accompanying notes to these consolidated financial statements.

                                 GEOGRAPHICS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                      INCREASE (DECREASE) IN CASH (Unaudited)



                                                                              December 31,   December 31,
                                                                                   1997          1996
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                          $ (5,565,741)   $   130,030
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH FLOWS FROM OPERATING ACTIVITIES
   Depreciation and amortization                                                 1,358,208      1,016,576
   Deferred income taxes                                                            --           (102,192)
   (Gain) loss on sales of property and equipment                                    1,740          8,985
CHANGES IN NONCASH OPERATING ASSETS AND LIABILITIES
   Trade receivables                                                             1,841,403       172,948
   Related party receivables                                                        --           899,422
   Other receivables                                                               452,976       (78,167)
   Inventory                                                                     1,330,303    (4,324,024)
   Deposits                                                                        231,899
   Other Current Assets                                                           (123,511)
   Prepaid expenses, deposits and other current assets                             (84,989)     (850,627)
                                                                                    (4,546)
   Accounts payable                                                              1,614,867      (690,574)
   Accrued liabilities                                                             556,284       561,319
   Income tax payable                                                               --           (93,207)
                                                                              ---------------------------
      Net cash flows from operating activities                                   1,608,873    (3,349,511)
                                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdrafts                                         (151,832)      494,936
   Net borrowings on note payable to bank                                        2,109,930      (740,689)
   Proceeds from long-term debt borrowings                                          --         2,231,013
   Repayment of long-term debt                                                    (918,699)     (556,750)
   Repayments of notes payable to officers and directors                            --          (264,711)
   Repayments of debentures and notes payable to officers and directors           (850,000)
   Proceeds from issuance of common stock                                             (584)    6,526,549
   Foreign currency translation                                                   (141,496)       16,728
                                                                              ---------------------------
      Net cash flows from financing activities                                      47,319     7,707,076
                                                                              ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                                              (1,610,944)   (3,931,513)
   Proceeds from sales of equipment                                                                1,787
   Net advances from (repayments to) partnerships                                   --          (153,397)
   Change in other assets                                                               (0)      (94,643)
                                                                              ---------------------------
      Net cash flows from investing activities                                  (1,610,944)   (4,177,766)
                                                                              ---------------------------
NET CHANGE IN CASH                                                                  45,248       179,799
CASH, beginning of year                                                            408,757        50,028
                                                                              ---------------------------
CASH, end of quarter                                                               454,006       229,827
                                                                              ---------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES
  Financing obtained in acquisition of equipment                                 1,677,918     1,442,192
                                                                              ---------------------------
  Assets acquired in acquisition of business                                        --           390,839
                                                                              ---------------------------


         See accompanying notes to these consolidated financial statements

                                 GEOGRAPHICS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

     LEASES - The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between March, 1998 and February 2006. In addition to the base lease term, the Company has various renewal option periods. In addition, certain equipment used in the Company's operations is also leased under operating leases. The following is a schedule of noncancelable operating lease commitments:

1998........................................  $ 365,103
1999........................................    152,253
2000........................................     67,403
2001........................................     46,164

                                                -------
                                              $ 630,164
                                                -------
                                                -------

     LITIGATION - In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's former Vice President of Finance and Chief Financial Officer (the "Defendants"). The separate lawsuits were consolidated into a single class action lawsuit (the "Litigation"). On April 27, 1998, Defendants entered into an agreement to settle the Litigation. Under the terms of such agreement, Defendants' insurance carrier will pay the plaintiffs $1.5 million, in addition to certain costs of class notice and settlement administration in an amount not to exceed $100,000 (the "Settlement"). In settling this matter, Defendants specifically deny liability for any alleged wrongdoing. On behalf of themselves and all members of the class, the plaintiffs will dismiss and release all claims against the Company and its officers and directors. The Settlement is conditioned upon receipt of authorization and consent from Defendants' primary D&O liability insurance carrier, said condition to be exercised or waived by Defendants by April 30, 1998. The Settlement must be approved by the court as fair and reasonable and in the best interests of class members before it will become final and effective. Members of the class who opt out of the settlement, if any, will not be bound by the release. The terms and conditions of a contribution from the Company is the subject of continuing negotiations between the Company and the insurance carrier. At this time, the Company believes that if the settlement in its current form is approved by the court and becomes final and effective, it will not have a material adverse effect on the financial operations and condition of the Company. However, there can be no assurance that such approval will be given. Furthermore, if the Settlement is not approved by the court for any reason and is voided, the Company believes that the Litigation would continue and the Company would continue to vigorously defend the allegations in the consolidated complaint. The defense of this or any pending or future litigation, investigation or disputes could result in substantial legal and professional costs to the Company.

     There are various additional claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material effect on the Company's business, financial condition or results of operations.

     CONTINGENCY FOR YEAR 2000 ISSUES -- The Company uses three software packages at its North American production, warehousing and administrative facilities. The three software packages include a Unix operating system, an integrated operations and accounting application package, and electronic data interchange software. Of particular importance, the Company's principal business and accounting software package was constructed using two digits rather than four to define the applicable year. As a result, it has time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed a preliminary internal assessment of the impact of the year 2000 on the three principal computer software packages described above. As a result, the Company believes that with existing minor upgrades of its existing software packages, the year 2000 issue will not pose significant operational problems. However, it has not yet completed an assessment of its hardware and other systems, including those of vendors, customers and other third parties. The Company anticipates completing all of its assessment no later than March 1999. However, the potential expense to ensure that all of the computer and other systems, including those of vendors, customers and third parties, are year 2000 compliant cannot be determined until a more complete assessment is performed. The potential expense to ensure that all of the computer and other systems are year 2000 complaint cannot be determined until such an assessment is made.

     EMPLOYMENT CONTRACTS -- In August 1997, the Company entered into employment contracts with certain employees for a period of up to three years. None of these contracts remain in force as of the date of this Report.

NOTE 3 - GOING CONCERN

     As a result of the $7,950,301 loss incurred by the Company for the fiscal year ended March 31, 1997, a decline in gross profit margins, the Company's failure to comply with covenants under its revolving credit facility and other factors, the report of the Company's auditors, dated August 26, 1997, relating to the Company's Consolidated Financial Statements for the year ended March 31, 1997 states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     During the nine months ended December 31, 1997, operating losses totaled $5,565,744. The Company currently projects continuing losses and negative cash flows from operations for the remainder of fiscal 1998 and at least the first and second quarters of fiscal 1999. The Company is currently in negotiations with its lender to modify the current revolving credit facility's borrowing base formula to allow for additional borrowings to satisfy the Company's short term working capital requirements. There can be no assurance that the lender will agree to such a modification. Also, even if the Company's lender continues to permit borrowings under the credit facility, as of the date of this Report the Company believes that it is necessary to obtain additional working capital as soon as possible in order to finance continuing operating losses. The Company's lender will require that a substantial portion of the proceeds from the Asset Sale, if and when it occurs, be used to pay down borrowings under the line of credit. At March 31, 1998, payments to vendors aggregating approximately $2,825,000 were past due. As a result, many of the Company's vendors continue to ship only on a C.O.D. basis and may take other action against the Company, including termination of their relationship with the Company or the initiation of collection proceedings. Accordingly, whether or not the Asset Sale occurs, the Company must obtain additional sources of working capital to finance continuing losses.

     The Company is actively seeking possible sources of additional capital or buyers for its assets. However, as of the date of this Report, the Company has received no firm commitments with respect to any such transaction other than the proposed Asset Sale and there can be no assurance that any such transaction will be identified, or consummated once identified. The failure to obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail or further restructure operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

                                      PART II

                                 OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     In October 1997, Mr. Deans caused the Company to issue 250,000 shares of Common Stock (the "Consulting Shares") to First Prudential Investment Fund, Inc., a Toronto-based financial services firm ("First Prudential"). The Company's management involved in this transaction believed that the issuance of the Consulting Shares did not need to be registered under the Securities Act based on the following: (i) the transaction was privately negotiated with First Prudential, (ii) no general solicitation was made in connection with the transaction, (iii) First Prudential had access to publicly available information concerning the Company, and (iv) the apparent sophistication of First Prudential. However, the Consulting Shares were issued without restrictions on transferability and without a representation from First Prudential that it was acquiring the Consulting Shares with investment intent. Accordingly, it appears that the issuance of the Consulting Shares does not qualify for the exemption from registration under the Securities Act pursuant to Section 4(2) thereof and it is not clear whether any other exemption is available.

     In November 1997, the Company entered into a settlement agreement with a former consultant and certain other parties, pursuant to which Mr. Deans caused the Company to issue 109,375 shares of Common Stock (the "Settlement Shares") in settlement of a $70,000 claim. The Company's management involved in the negotiation of the settlement believed that the issuance of the Settlement Shares did not need to be registered under the Securities Act of 1933 (the "Securities Act") based on the following: (i) the transaction was privately negotiated with the former consultant, (ii) no general solicitation was made in connection with the transaction, (iii) the former consultant had access to publicly available information concerning the Company, and (iv) the apparent sophistication of the former consultant. However, the Settlement Shares were issued without restrictions on transferability and without a representation from the former consultant that he was acquiring the Settlement Shares with investment intent. Accordingly, it appears that the issuance of the Settlement Shares does not qualify for the exemption from registration under the Securities Act pursuant to Section 4(2) thereof and it is not clear whether any other exemption is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under its $12.0 million revolving credit facility, and borrowings under the revolving credit facility exceeded the permitted borrowing base limitations. The Company entered into a forbearance agreement pursuant to which its lender continued to permit borrowings under the revolving credit facility, subject to certain terms and conditions. This forbearance agreement, as subsequently modified and extended, expired on December 31, 1997 and, as of the date of this Report, had not been extended or replaced. Accordingly, since December 31, 1997, the Company has been in default under the revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Part I, Item 2 of this Report, which by this reference is incorporated into this Item 3.

Item 5. OTHER INFORMATION

     On December 23, 1997, the Company's securities were delisted from the Nasdaq SmallCap Market. On November 19, 1997, the Company's securities had been transitioned from the Nasdaq National Market to the SmallCap Market subject to the Company completing a reverse stock split by January 19, 1998. Nasdaq's decision to delist the Company was based on the Company's determination that both the reverse stock split and the sale of the lettering and signage product line would require shareholder approval and that the Company would be unable to submit both matters to shareholders at a single meeting prior to the January 19, 1998 Nasdaq deadline. The Company's securities have continued to trade on Nasdaq's OTC Electronic Bulletin Board and its common stock has continued to remain listed on the Toronto Stock Exchange. However, the delisting has had a material adverse effect on the liquidity of the market for the Company's securities and could have a material adverse effect on the Company's ability to obtain equity financing.

     The Company announced on December 24, 1997 that its Board of Directors appointed Mr. Ray Maxon to the Board and to its Audit Committee. Mr.
Maxon filled a vacancy that was created by the resignation of Mr. Richard Lundquist. In addition, on January 16, 1998, Mr. Mark G. Deans, Executive Vice President of Sales and Marketing, and Mr. R. Scott Deans, Executive Vice President of Operations, resigned from the Board of Directors. While they no longer serve on the Company's Board of Directors, they remain officers of the Company and there is no change in their day-to-day responsibilities.

CHANGES IN EXECUTIVE OFFICERS

     Effective March 6, 1998, Bruce A. Clawson resigned as the Company's Vice President-Finance and Chief Financial Officer to accept another position. The Company is attempting to identify a suitable replacement for Mr. Clawson. Pending the hiring of a new chief financial officer, Ronald S. Deans, the Company's President and Chief Executive Officer ("Mr. Deans"), is serving as the Company's Chief Financial Officer. Also, the Board of Directors, with the concurrence of Mr. Deans, has determined that the Company will attempt to hire a new President, chief executive and chief financial officer to replace Mr. Deans as soon as possible. It is expected that Mr. Deans will continue as a consultant to the Company for some period of time after his replacement has been retained. In the interim, the Company has engaged a management consultant to assist Mr. Deans in the day-to-day management of the Company. Although the Company intends to seek replacements for Messrs. Deans and Clawson, there can be no assurance that it will be able to do so in the near term, if at all.

EXAMINATION OF MANAGEMENT

     The board of directors of the Company currently consists of Mr. Deans, David P. McCleery and Raymond P. Maxon. Messrs. McCleery and Maxon, neither of whom are employees of the Company, were appointed to the board in September and December 1997, respectively, following the resignations of other directors. In January 1998, the board of directors, with Mr. Deans' concurrence, appointed a special committee consisting of Messrs. McCleery and Maxon to conduct an examination of the performance and conduct of the Company's management (the "Special Committee"). The Special Committee engaged independent counsel to assist with this examination. The focus of the examination has been on the adequacy of documentation related to a number of expenses incurred by Mr. Deans and other members of management which were paid or reimbursed by the Company, whether such expenses were business or personal in nature, the tax reporting and accounting for certain stock option exercises by Mr. Deans and his sons in January 1996, the basis for compliance with the registration requirements of applicable securities laws in connection with three separate issuances of common stock by the Company in 1996 and 1997 and certain other securities-related matters.

     In March 1998, based on the findings of the Special Committee to that point in time, the Special Committee requested that Mr. Deans undertake certain corrective measures and implement certain policies and procedures. Certain of the findings and recommendations of the Special Committee are summarized below.

     EXPENSES. Based on a review by the accountants hired by independent counsel for the Special Committee of Company records of expenses reimbursed or paid by the Company in 1997, it appears that a substantial portion of the approximately $125,000 of expenses reimbursed or paid by the Company in 1997 for Mr. Deans lacked adequate documentation for tax purposes and/or appeared to be primarily personal in nature. Based on a limited review of Mr. Deans' expense accounts for 1996 by independent counsel, it appears that most of the approximately $150,000 in reimbursed expenses for Mr. Deans in that year also lacked adequate documentation for tax purposes or appeared to be personal expenses. Pending further review of Company records and possible explanation by Mr. Deans, the Special Committee requested that Mr. Deans reimburse the Company $100,000 with respect to 1997 and 1996 and agree to provide further reimbursement to the Company if and to the extent that expenses paid or reimbursed by the Company for him in excess of that amount are later determined not to be deductible for tax purposes. Mr. Deans reviewed certain of his expense records and agreed that certain expenses may not have been properly substantiated and, pending his further review of the remainder of his expense records, he has offered to reimburse the Company $32,000 with respect to 1997 and 1996 by reducing a note payable by the Company to a company affiliated with Mr. Deans. As of the date of this report, the Special Committee and Mr. Deans have not reached agreement on either the amount to be paid by Mr. Deans or Mr. Deans' proposed method of payment. In addition, to the extent that it is determined that additional expenses were not properly substantiated, Mr. Deans has agreed to reimburse the Company for such additional amounts. The accountants engaged by independent counsel also found that the documentation related to a substantial portion of reimbursed expenses of several other corporate officers is inadequate, and the Special Committee has directed that those employees also reimburse the Company for those expenses that are personal or lack adequate documentation. The Special Committee is requiring management to implement policies that will insure proper expense reporting in the future.

     To the extent it is determined that expenses paid or reimbursed by the Company for the benefit of Mr. Deans or any other officer were personal in nature or not adequately documented, such expenses may not be deductible for tax purposes and the Company may owe additional tax, together possibly with interest and penalties, for prior periods in which it otherwise did not incur a loss for tax purposes. In addition, the net income reported by the Company for periods in which the expenses were deducted may have been overstated to the extent of the tax savings realized from the deduction of expenses which are later determined to be nondeductible, if any. Also, unless these expenses are repaid, the amount of income for such individuals reported in prior SEC reports may have been understated to the extent such expenses were personal in nature. Due to the volume of transactions and the complexity of the questions involved, it is not possible at this time to quantify such amounts.

     STOCK OPTION EXERCISES. In January 1996, Mr. Deans, his sons, Scott and Mark Deans, and other Company personnel exercised certain non-qualified stock options to purchase shares of the Company's common stock. The difference between the exercise prices of the options exercised by the Deans and the market value of the shares of the Company's common stock issued upon exercise of such options yielded a gain of $1,089,049 in the aggregate as of the date of exercise. Although this gain likely should have been reported for tax purposes as income by the Deans in 1996 and recorded as an expense by the Company in that year, it was not. With respect to these option exercises, the Special Committee has (i) directed Mr. Deans to cause the Company to issue amended 1996 Form W-2s to himself, Mark and Scott Deans to include previously unreported income associated with such exercises and to instruct the Company's tax preparer to seek a deduction for the Company in that amount, and (ii) asked Mr. Deans, Mark Deans and Scott Deans each to include such amounts on amended tax returns for the tax year 1996. Mr. Deans has agreed to instruct the Controller to issue an amended Form W-2 to himself and his sons, and to instruct the Company's accountants to seek the appropriate deduction. He also agreed to include the appropriate income on his tax return and request Mark and Scott Deans to do the same. The deemed gain associated with these options exercises should have been, but was not, reported in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

     SECURITIES COMPLIANCE. The Special Committee examined certain issues with respect to past and present practices related to dissemination of company related information. The Special Committee determined that management had not previously promulgated written policies on securities compliance. In addition to the actions identified in the previous paragraphs, to ensure knowledge of and compliance with the securities laws, the Board of Directors is requiring management to implement, with Board approval, an appropriate education and written compliance policy.

     ISSUANCES OF COMMON STOCK. In July 1996, October 1997 and November 1997, Mr. Deans caused the Company to issue shares of common stock in three separate transactions. It now appears that the Company may not have complied with the registration requirements of federal and state securities laws in connection with such transactions. The Company initially made certain disclosures regarding the 1996 transaction in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The two transactions which occurred in 1997 are described under the caption "Changes in Securities and Use of Proceeds" in Item 2 of Part II of this Report. If it is determined that these issuances of stock did not comply with an exemption from the registration requirements of applicable securities laws, the Company may be subject to penalties or liability for damages. It is not possible to determine at this time whether the issuance of such stock will subject the Company to liability.

     COMPENSATION/PERQUISITES. The Special Committee and Mr. Deans have agreed that effective April 1, 1998 the salaries paid to Mr. Deans and his sons will be decreased from an annual rate of $220,000 to $150,000 in the case of Mr. Deans and from $120,000 to $100,000 in the case of his sons. In addition, the Special Committee has asked Mr. Deans to pay any expenses incurred by the Company in investigating and correcting deficiencies related to expense reporting and stock option exercises. Finally, the Special Committee has requested that Ron, Scott and Mark Deans resign from or purchase all (with one exception) personal club memberships paid for by the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)     Description of Document
______________      _______________________________________________
10.18               Asset Purchase Agreement between Geographics, Inc. and
                    Identity Group, Inc. dated December 23, 1997.
11.1                Statement re computation of net income (loss) per share
27.1                Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 1998.


                                        GEOGRAPHICS, INC.


                                        By:  /s/ Ronald S. Deans
                                            ---------------------------------
                                               Ronald S. Deans
                                               President and Chief Financial
                                                 Officer