Form 10-K
period 1998-03-31
GEOGRAPHICS INC
filed 1999-03-22
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-26756

                                GEOGRAPHICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                ----------------

            WYOMING                                              87-0305614
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


          1555 ODELL ROAD, P. O. BOX 1750, BLAINE, WASHINGTON 98231
              (Address of Principal Executive Offices)   (Zip Code)


        Registrant's Telephone Number, Including Area Code (360) 332-6711

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                    Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers              [ ]
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 31, 1998 was $3,696,470 based on a closing sales price of $0.375 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1998 was 9,857,252.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I   .................................................................................................1

         ITEM 1.  BUSINESS................................................................................1

                  GENERAL.................................................................................1

                  LATE-FILING; SUBSEQUENT EVENTS & FILINGS................................................1

                  FORWARD-LOOKING STATEMENTS..............................................................1

                  BACKGROUND..............................................................................2

                  INDUSTRY................................................................................3

                  PRODUCTS................................................................................3

                  SALES BY PRODUCT CATEGORY...............................................................4

                  SALES/ASSETS BY GEOGRAPHIC LOCATION.....................................................5

                  BUSINESS CONCENTRATIONS.................................................................6

                  PURCHASING..............................................................................6

                  DISTRIBUTION............................................................................7

                  COMPETITION.............................................................................7

                  TRADEMARKS AND COPYRIGHTS...............................................................8

                  SEASONALITY.............................................................................8

                  EMPLOYEES...............................................................................8

                  RISK FACTORS............................................................................9

         ITEM 2.  DESCRIPTION OF PROPERTIES..............................................................14

         ITEM 3.  LEGAL PROCEEDINGS......................................................................14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................15

PART II..................................................................................................15

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............15

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...................................................17

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.............................................................................18

         ITEM 8.  FINANCIAL STATEMENTS...................................................................23

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.............................................................................24

PART III.................................................................................................24

         ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................24

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                        PAGE
PART IV.................................................................................................24

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.....................24

                                     PART I

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

LATE-FILING; SUBSEQUENT EVENTS & FILINGS

         The Company has not timely filed all reports required to be filed by it by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, despite the fact that it has been subject to such filing requirements for the past 90 days.

    INFORMATION SET FORTH IN THIS FORM 10-K EXCLUSIVELY COVERS THE COMPANY'S
            FISCAL YEAR ENDED MARCH 31, 1998 AND MUST ONLY BE READ IN
               CONJUNCTION WITH THE COMPANY'S MOST RECENT REPORTS
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Potential investors should realize that material, subsequent developments with respect to the Company's business, operations and financial condition which have occurred from and after March 31, 1998 are more fully described in each of the following reports filed by the Company on or before March 15, 1999:

1.       Form 10-Q for the period ending December 31, 1998;
2.       Form 10-Q for the period ending September 30, 1998; and
3.       Form 10-Q for the period ending June 30, 1998.

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

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; inability to implement an electronic data interchange system adequate to support the Company's operations; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed

         Additional risks and uncertainties include those described under "Risk Factors" below and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

BACKGROUND

         From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot and OfficeMax, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group constitutes the Company's principal business, with approximately 78% of the Company's total sales in fiscal year 1998 attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company experienced substantial growth, with total sales increasing from $6,900,875 from fiscal year 1994 to $24,097,845 for fiscal year 1998, an increase of 246%.

         Primarily to develop its specialty papers group, the Company made substantial investments to expand facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company experienced delays, set-backs and unanticipated additional expenses in the installation of the production equipment and its management information system. Unanticipated expenses relating to problems with the installment of the company's management information systems and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal year 1998.

         Since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes a default under the Company's mortgage loans and equipment lease facilities. The report of the Company's auditors included in this Form 10-K states that the Company's fiscal year 1998 losses and non-compliance with covenants under its revolving credit facility raise and continue to raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has been able to successfully negotiate a forbearance agreement with its revolving credit lender. However, a failure by the Company to obtain (a) an increase in borrowing availability under the revolving credit facility, (b) an extension to its forbearance agreement and (c) additional, alternative funds when and as needed to satisfy its working capital requirements may force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy law. See "Risk Factors--Ability to Continue as a Going Concern; Defaults under Credit Facility; Need for Additional Working Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         The preprint market is segmented among two major methods of distribution: retail, making up approximately 25% of the current total domestic preprint market (as measured during fiscal year 1998), and direct mail, which is estimated to represent approximately 75% of the market (as measured during fiscal year 1998). Within the retail segment of the preprint market there are numerous sub-segments, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business retailers. The Company sells its specialty paper products exclusively in the retail segment of the preprint market, primarily to office supply superstores such as Office Depot and Office Max and mass market retailers such as Wal-Mart.

         Large retailers somewhat dominate the retail segment of the preprint industry, and as such, exert considerable influence over the operations of the relatively smaller suppliers, such as the Company, that service them in the preprint market. Of particular importance are factors such as pricing, monetary requirements for retailer's selling programs (including such expenses as volume rebates and advertising allowances), prompt order turnaround which in turn requires the maintenance of large inventories, and payment terms, including prompt pay discounts and extended and seasonal terms. See "Risk Factors--Competition", "--Maintenance of Large Inventory of Products" and "--Customer Concentrations."

         Compared to the preprint market, during fiscal year 1998, the market for the Company's lettering and signage products was smaller, more mature, slower-growing and more narrowly focused on the office supply and arts and crafts market. Though the total dollar volume of this market segment is unknown, the Company experienced little or no growth in its lettering and signage revenues over the past five years.

PRODUCTS

         As of March 31, 1998, the products manufactured by the Company were separated into two major product groups: (1) specialty papers and (2) lettering and signage.

         The specialty papers group consists of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes. These specialty paper products are often designed to be used with personal computer printers. The specialty papers group now constitutes the Company's principal business, with approximately 78% of the Company's total sales in fiscal year 1998 attributable to sales of Geopaper products. See "--Sales by Product Category."

         The Company's lettering and signage group manufactured and distributed rub-on and stick-on lettering, stencils, electronic moving message signs, American Disabilities Act signs in Braille, and other signage products. This product group represented 22% of sales in fiscal year 1998, down from 29%, 29% and 97% of sales during fiscal years 1997, 1996 and 1995, respectively.

SALES BY PRODUCT CATEGORY

         The percentage of the Company's approximate total sales attributable to each class of product offered by the Company for the last three years is set forth below.

AS A PERCENTAGE OF SALES
CLASS OF PRODUCT

                                                                             FISCAL YEAR
                                                          ---------------------------------------------
                                                                1998             1997             1996
                                                          ---------------------------------------------
Designer stationeries and specialty papers                        78%              71%              71%
Lettering, signage, stencil and graphic art products              22%              29%              29%

STATED IN U.S.  DOLLARS (ROUNDED)
CLASS OF PRODUCT

                                                                          FISCAL YEAR
                                                          ---------------------------------------------
                                                             1998             1997             1996
                                                          ---------------------------------------------
Designer stationeries and specialty papers                $24,100,000      $17,050,000      $16,075,000
Lettering, signage, stencil and graphic art products      $ 6,600,000      $ 6,800,000      $ 6,500,000

                       SALES/ASSETS BY GEOGRAPHIC LOCATION

         Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

CLASS OF PRODUCT                                    FISCAL YEAR
                                 -------------------------------------------------
                                     1998               1997              1996
                                 -------------------------------------------------
Sales to Domestic and            $ 17,774,299       $ 11,637,497       $12,939,098
Foreign Customers
         United States
         Canada(1)               $  4,082,664       $  3,872,621       $ 2,854,935
         Europe                  $  1,197,192       $    715,327       $   281,330
         Australia               $  1,043,690       $    825,697                 0
Total                            $ 24,097,845       $ 17,051,142       $16,075,363
                                 ============       ============       ===========
Operating profit or (loss):        (7,261,961)        (6,587,756)      $   944,157
         United States
         Canada(1)                   (301,179)          (473,296)      $   377,328
         Europe                      (489,263)          (727,467)      $    65,316
         Australia               $     40,684       $    189,715                 0
Total                              (8,011,719)        (7,598,804)      $ 1,386,801
                                 ============       ============       ===========
Identifiable assets:             $ 21,677,859       $ 27,464,715       $24,263,181
         United States
         Canada(1)               $  1,122,452       $    940,046       $   410,060
         Europe                  $  1,321,662       $  1,058,046       $    64,800
         Australia               $  1,222,992       $    782,894                 0
Total                            $ 25,344,965       $ 30,245,701       $24,738,041
                                 ============       ============       ===========

------------------------
(1) Effective April 1, 1996, Geographics--Canada succeeded Martin Distribution, Inc. ("Martin Distribution") as the exclusive importer of Geographics products into Canada. Martin Distribution was at the time owned and controlled by one of the Company's then-acting directors. All export sales to Canada in fiscal year 1997 were to Geographics--Canada. All export sales to Canada in fiscal year 1996 and fiscal 1995 were to Martin Distribution.

         International sales accounted for approximately 20%, 32%, and 26% of the Company's total net sales in fiscal years 1996, 1997 and 1998, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. See "--Risk Factors-International Subsidiaries" and "--Risk Factors--Foreign Exchange and International Trade."

BUSINESS CONCENTRATIONS

         Historically, a substantial portion of the Company's sales have been to a limited number of customers. Concentration of sales to the Company's five largest customers is detailed below:

            CUSTOMER                             FISCAL YEAR
            --------                             -----------
                                      1998           1997          1996
                                      ----           ----          ----
     Office Depot Inc                  30%            31%            40%
     Office Max Inc                    14%            26%            24%
     Business Depot, Inc(1)            11%            10%             0%
     United Stationers Inc              3%             3%             3%
     Wal-Mart Stores, Inc               6%             4%             3%
                                       64%            83%            66%

----------------------

(1) Business Depot, Inc. (Staples of Canada) sales were included in sales of Martin Distribution for 1996 and 1995.

         From and after fiscal year 1998, the Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results will continue to depend in significant part upon the success of these few customers. See "Risk Factors--Customer Concentrations."

PURCHASING

         The Company's principal purchases are materials for use in the manufacture of specialty paper. In particular, the Company routinely purchases sheets, rolls and reams of commodity paper, as well as other direct materials involved in the printing and packaging of its Geopaper product lines, such as inks, packaging film, labels, shipping boxes and other materials. Certain of the products used in the manufacture of the Company's products are considered commodities, and as such can vary significantly in cost from time to time. Though prices may vary, the Company has not experienced and does not currently anticipate any market shortages of supply of the specific raw materials that it purchases and uses in the manufacture of its products.

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 1,100 vendors, it generally practices a "sole source" approach to vendor selection in that it typically relies on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other raw materials and supplies is Unisource, a broker/vendor who represented 48% of the Company's total purchases during the fiscal year 1998.

         Unisource has provided the Company an immediately available and uninterrupted supply of paper. In addition, Unisource and other key vendors have granted the Company significant amounts of trade credit, along with favorable pricing and payment terms. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms. See "Risk Factors-Dependence on Key Vendors."

DISTRIBUTION

         The Company sells its products on a wholesale basis primarily to retailers, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business catalog retailers. The Company also markets its products to office supply distributors in the U.S. and to distributors in those countries where the Company does not service retailers directly. Historically, the Company has sold a substantial portion of its products to a limited number of retail customers, and the Company believes that this trend can be expected to continue in the future. See "--Business Concentrations" and "Risk Factors-Customer Concentrations."

         The Company conducts its export operations through three subsidiaries:

o Geographics Marketing Canada, Inc. ("Geographics--Canada") was incorporated as a British Columbia, Canada corporation on July 31, 1995, and was established to import the Company's products into Canada and market them to wholesale and retail distribution channels.

o Geographics (Europe) Limited ("Geographics--Europe") was incorporated in England on December 12, 1995. The offices of Geographics--Europe are located at 4 Iceni Court, Letchworth, Herts SG6 1TN, England, and its telephone number is 01462-487100. Geographics--Europe was established to import, warehouse, market and distribute the Company's products throughout Europe.

o Geographics Australia Pty. Ltd. ("Geographics--Australia") was incorporated in Brisbane, Australia on June 28, 1996. The offices of Geographics--Australia are located at 3/32 Lillian Fowler Place, Marrickville NSW 2204, Australia and its telephone number is 61-2-9519-4488. Geographics--Australia was organized to import, warehouse, market and distribute the Company's products throughout Australia.

COMPETITION

         The Company operates in a highly competitive environment. The Company's designer stationery products compete in most of the Company's markets with Paper Direct, Inc., Taylor, Inc., American Pad and Paper, Inc., Z-International, Inc., and REDIFORM, Inc. (a division Moore Corp Ltd.). The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

         The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors. However, many of the Company's competitors, particularly in the designer stationery industry, are larger, better capitalized and have substantially greater financial, marketing and human resources. Moreover, the development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. See "--Risk Factors--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

TRADEMARKS AND COPYRIGHTS

         The Company maintains five registered trademarks in the U.S., Canada and Australia: (1) GEOPAPER(TM), (2) GEOTYPE(TM), (3) GEOTAPE(TM), (4) GEOSTENCIL(TM), and (5) GEOSIGN(TM). The Company's trademarks have various expiration dates from 2002 to 2006 in the U.S., expiration dates in 2005 in Canada, and expiration dates in 2011 in Australia.

         The Company considers consumer awareness of its products and brand names an important factor in creating demand for its products among office supply stores and other existing or prospective customers. Part of the Company's strategy for increasing consumer awareness is to establish consistent brand identity across all of its major product lines. The Company believes that its trademarks and copyrights play an important role in this effort

         While the Company has made reasonable efforts to protect its intellectual property, including registering them as trademarks and copyrights in the countries where the product lines are marketed, to the extent that such protections are inadequate, the Company could lose all or a part of these rights which, in turn, could result in the diminution of the Company's overall brand identity or individual product line identities. Either the loss of intellectual property rights or the diminution of the Company's brand identities could have a material adverse effect on the Company. See "Risk Factors--Uncertain Protection of Intellectual Property Rights".

SEASONALITY

         A significant portion of the Company's customer orders are placed between August and October of each year for shipment during the Company's third fiscal quarter, which includes the Christmas season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and expects to continue experiencing, seasonal fluctuations in its operating results based upon past purchasing patterns.

EMPLOYEES

         At March 31, 1998, the Company had approximately 201 employees, 188 of whom were employed at its headquarters in Blaine, Washington, 6 of whom were employed at the Company's facilities in the United Kingdom, and 7 of whom were employed at the Company's facilities in Australia. At March 31, 1997, the manufacturing, warehousing and product distribution aspects of the Company's business employed 143 employees, 31 employees worked in administration and 27 employees worked in various managerial positions. As of the date of this Report, none of the Company's employees were subject to a collective bargaining agreement.

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

ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER CREDIT FACILITY; NEED FOR ADDITIONAL WORKING CAPITAL

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal year 1998, the Company experienced working capital short-falls which required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital.

         At the end of fiscal year 1998, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation,--Liquidity and Capital Resources." Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes a default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal year 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

         The Company entered into a forbearance agreement with its lender, effective August 31, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting is rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, on September 12, 1997, the Company was required to request borrowings in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it did not formally waive this additional default. The Company will, during fiscal year 1999 continue to seek extended payment terms from its vendors, delayed purchases of raw materials, internal cost reduction measures and other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "--Dependence on Key Vendors." In addition, the Company will continue to actively pursue additional sources of working capital, which could include the issuance of debt or equity securities or the sale of some or all of the Company's assets. However, at the end of fiscal year 1998, the Company had received no firm commitments with respect to any such transactions and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

         The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the Company's revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy the Company's working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

         The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors. However, many of the Company's competitors, particularly in the designer stationery industry, are larger, better capitalized, more established and have substantially greater financial, marketing and human resources. Moreover, the development and manufacture of new designer stationeries and specialty papers are highly capital intensive. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

CUSTOMER CONCENTRATIONS

         The Company's three largest customers, Office Depot Inc., Office Max, Inc. and Business Depot, Inc., in the aggregate accounted for approximately 55% and 67% of the Company's total sales for fiscal year 1998 and fiscal year 1997, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of a limited number of customers. See "--Business Concentrations." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY VENDORS

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 1,100 vendors, it generally practices a "sole source" approach to vendor selection in that it typically relies on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other raw materials and supplies is Unisource, a broker/vendor who represented 48% of the Company's total purchases during the fiscal year 1998.

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

POSSIBLE FAILURE TO QUALIFY FOR NASDAQ NATIONAL MARKET OR NASDAQ SMALLCAP MARKET

         In July 1997, Nasdaq informed the Company that its Common Stock and warrants would be delisted from the Nasdaq National Market as a result of the Company's failure to file this report with the Securities and Exchange Commission by the due date. NASDAQ continued listing for the Company's Common Stock and warrants provided the Company files this Report and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 by no later than September 18, 1997, however, that deadline was not satisfied by the Company. The Company has been informed by Nasdaq that the letter "E" that has been added to the trading symbols for the Company's securities will be removed once these conditions have been satisfied. The Company has requested that NASDAQ extend the period within which it may file this report, however, there can be no assurance that NASDAQ will honor this request. If the Company is unable to satisfy these listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market, in which case an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value, of the Common Stock. This would have a material adverse impact on the trading market and market price for the Common Stock.

POSSIBLE APPLICABILITY OF RULES RELATING TO LOW-PRICED STOCK

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5 per share, subject to certain exceptions. Unless the Common Stock is listed on the Nasdaq National Market or the Nasdaq SmallCap Market, it may be deemed to be "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. These rules could adversely effect the ability and willingness of broker-dealers to sell the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock. There can be no assurance that the Common Stock will continue to be listed on the Nasdaq National Market or, if necessary, that the Common Stock will qualify for listing on the Nasdaq Small Cap Market. See "Risk Factors--Possible Failure to Qualify for Nasdaq National Market or Nasdaq SmallCap Market."

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

FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY

         Management continues to expect that the Company's financial results may vary materially from period to period. Most of the Company's customers order products for immediate delivery. As a result, a substantial amount of the Company's net sales in each quarter results from orders received in that quarter. The Company's net sales and operating results may, therefore, vary significantly as a result of, among other things, volume and timing of orders received during the quarter, variations and sales mix, and delays in production schedules. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results. Moreover, a significant portion of the Company's customer orders are placed between August and October of each year in anticipation for shipment during the Company's third fiscal quarter (i.e., the Christmas period). As a result, the Company has experienced and is expected to continue to experience seasonal fluctuations in its operating results based on such purchasing patterns. See "--Seasonality." These fluctuations in quarterly operating results could have a material adverse effect on, among other things, the market price for the Company's Common Stock.

VOLATILITY OF STOCK PRICE

         The market price of the Common Stock has been, and is likely to continue to be, volatile. See Market for Registrant's Common Equity and Related Stockholder Matters." The market price of the Common Stock could fluctuate, perhaps substantially, in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers or suppliers, changes in the general condition of, or trends in, the designer stationery and specialty paper industry, paper prices, changes in governmental regulations, or changes in securities analysts' estimates of the Company's or its competitors' or industry's, future performance. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price and volume volatility, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of the Common Stock.

YEAR 2000 ISSUES

         The Company uses three principal software packages at its North American production, warehousing and administrative facilities. These include an operating system, an electronic data interchange software and an integrated operations and accounting application package. Of particular importance, the Company's operations and accounting applications were determined to not be Year 2000 ready. Accordingly, the Company is in negotiations to secure a new operating and accounting software package with installation to be scheduled as soon as practicable. The Company estimates that the costs of acquiring and installing this new software package will range between $125,000 and $150,000.

         The Company continues to evaluate its remaining principle software packages and believes that existing available upgrades will mitigate the risk of significant operational problems. However, the Company has not completed an assessment of its hardware and other systems, including those of vendors, customers and other third parties. Until a complete assessment is completed, the Company is unable to estimate the total expense of assuring that all of its software and hardware are Year 2000 compliant. The Company plans to complete these assessments no later than March 1999.

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

OTHER WHATCOM COUNTY FACILITIES

         During 1998 and 1997, the Company also leased 4 additional 10,000 sq. ft. buildings at a business park facility near Ferndale, Washington, each facility on a renewable six month lease of $15,000 per month, triple net.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company, Ronald S. Deans, the Company's President, Chief Executive Officer and Chairman of its Board of Directors, and Terry A. Fife, the Company's former Vice President of Finance and Chief Financial Officer, were named as defendants in a securities action filed on July 17, 1997 in the U.S. District Court for the Western District of Washington (the "Complaint"). The Complaint was filed on behalf of a class of purchasers of the Company's Common Stock during the period beginning on August 6, 1996 (the day the Company announced financial results for the first quarter of its 1997 fiscal year) and ending on June 12, 1997 (the "Class Period"). The Complaint alleged, among other things, that, throughout the Class Period, the defendants inflated the price of the Common Stock by intentionally or recklessly making material misrepresentations or omissions which deceived the public about the Company's financial condition and prospects. The Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages in an unstated amount. Two separate but related complaints (the "Related Complaints") naming the same defendants and alleging substantially similar claims as set forth in the Complaint were filed in the U.S. District Court for the Western District of Washington on July 22, 1997 and July 23, 1997.

         The Company is also party to other routine litigation incident to its business and to which its property is subject. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock began trading on the Nasdaq National Market under the symbol "GGIT" on March 8, 1996. From May 5, 1995 to March 7, 1996 the Company's Common Stock traded on the OTC Bulletin Board. The Company's Common Stock also trades on the Toronto Stock Exchange under the symbol "GGIT".

         The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board or the Nasdaq National Market System, as the case may be, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended March 31, 1996.

                          NASDAQ NMS/OTC BULLETIN BOARD

         1997                            HIGH              LOW
         ----                            -----            -----
         First Quarter                   $6.94            $4.75
         Second Quarter                  $5.96            $2.88
         Third Quarter                   $5.38            $2.75
         Fourth Quarter(1)               $5.25            $3.25

         1998                             HIGH             LOW
         ----                            ------           ------
         First Quarter                   $1.01            $1.00
         Second Quarter                  $0.625           $0.563
         Third Quarter                   $0.375           $0.375
         Fourth Quarter                  $0.375           $0.375

------------------
(1) The Company's shares began trading on the Nasdaq National Market System effective March 8, 1996.

         The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 31, 1998, there were approximately 272 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid dividends at any time during the two fiscal year period ending on March 31, 1998. The Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements for the periods indicated. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's 1998 Consolidated Financial Statements and notes thereto contained elsewhere in this Report.

                         STATEMENT OF OPERATIONS DATA:

---------------------------------------------------------------------------------------------------------------------------
                                           1994              1995              1996              1997              1998
---------------------------------------------------------------------------------------------------------------------------
Sales                                   $ 6,901,845      $ 10,186,136      $ 16,075,363      $ 17,051,142      $ 24,097,845

Cost of sales                             4,488,176         5,881,649        10,343,463        16,522,236        21,035,139

Gross margin                              2,413,669         4,304,487         5,731,900           528,906         3,062,706

Selling, general and administrative       2,981,861         2,873,476         4,185,331         8,127,710        11,074,425

Amortization of goodwill                    479,300           639,067           159,768                --                --
                                        -----------      ------------      ------------      ------------      ------------
Income (loss) from operations            (1,047,492)          791,944         1,386,801        (7,598,804)       (8,011,719)

Other income (expense)                      209,521            15,398           130,684            24,907           (38,365)

Gain (loss) on sales of property
and equipment                               (12,687)          (13,468)             (594)          (86,048)         (159,406)

Reserve for impairment on EDP
installation-in-progress                         --                --                            (620,759)               --

Interest expense                           (356,060)         (457,499)         (539,394)         (805,079)       (1,413,219)
                                        -----------      ------------      ------------      ------------      ------------
Income (loss) before provision for
income taxes                             (1,206,718)          336,375           977,497        (9,085,783)       (9,622,709)

Income tax provision (benefit)               34,800          (411,367)          332,350           (55,972)               --
                                        -----------      ------------      ------------      ------------      ------------
Income (loss)
From Continuing Operations                1,241,518           747,742           645,147         9,029,811         9,622,709

Income From Discontinued
Operations net of income taxes in
1996 of $302,329*                                                               586,877         1,079,510           973,091

Net Income (loss)                       $(1,241,518)     $    747,742      $  1,232,024      $ (7,950,301)     $ (8,649,618)

Net income (loss) per average
common share outstanding                $     (0.28)     $       0.16      $       0.19      $      (0.85)     $      (0.90)

Weighted average shares
outstanding used in computing per
share data                                4,424,535         4,549,101         6,606,499         9,322,278         9,626,335

------------
* Substantially all sales in years 1995, 1994 were from Lettering Signage.

                               BALANCE SHEET DATA:

                           ----------------------------------------------------------------------------
For the year ended:           1994            1995          1996(1)         1997(1)           1998
                           ----------------------------------------------------------------------------
Working capital            $  869,651     $ 1,836,436     $ 5,886,703     $   401,550      $(8,795,125)

Total assets                6,788,067      10,614,673      24,738,041      30,245,701       25,344,965

Long-term obligations,      2,484,634       3,319,948       3,690,360       4,322,371        4,853,254
less current portion

Stockholders' equity        1,471,514       2,803,341       9,989,852       7,917,023         (427,218)

------------------
(1) Certain amounts for the fiscal year ended March 31, 1996 and 1997 have been reclassified to conform to the current year presentation of the fiscal year ended March 31, 1998 amounts. Such reclassifications had no effect on previously reported earnings or financial position.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                        1998            1997            1996
                                       ------          ------          ------
Net sales                              100.0%          100.0%          100.0%
Cost of sales                           87.3            96.9            64.3
Gross margin                            12.7             3.1            35.7
Selling, general and
  administrative expenses               45.9            47.7            26.0
Amortization of goodwill                --              --               0.9
Income from operations                 (33.2)          (44.6)            8.6
Other income                            --                .1              .8
Interest expense                        (5.9)           (4.7)           (3.4)
Total other income (expense)            (6.7)           (8.7)           (2.5)
Income before provision for
   income taxes                        (39.9)          (53.3)            6.1
Income tax provision
  (benefit)                             --               (.3)            2.1
Income From Discontinued
  Operations                             4.0             6.3             3.6
Net income                             (35.9)          (46.6)            7.7

1998 COMPARED TO 1997

         NET SALES. Net sales increased 41.3% to $24,097,845 in fiscal year 1998 from $17,051,142 in fiscal year 1997. This increase was primarily attributable to the continued growth of the Geopaper product line, which offset certain factors in the third and fourth quarters that negatively impacted fiscal year 1998 sales. Revenue growth with respect to the Geopaper product line slowed compared to the two prior years. Geopaper sales increases in 1998 were due primarily to sales for new store openings by Office Depot, and initial shipments of Geopaper products to new customers, including Wal-Mart, Target and Kmart. In addition, Geopaper sales increased due to the introduction of the Geoposterboard product line in over 900 Wal-Mart stores, 500 Office Depot stores in the United States and Canada, and 80 Staples/Business Depot stores in Canada.

         The shift in the Company's sales mix toward Geopaper and related products continued in fiscal year 1998. In 1998, the percentage of total Company sales represented by Geopaper increased to 78%, compared to 71% of total sales in fiscal year 1997, while signage and lettering sales declined to 22% of total sales. In fiscal year 1997, the sales mix of signage and lettering was 29% of sales. Sales for signage and lettering products are not presented with net sales in the Statement of Operations, but are included in discontinued operations, which is discussed later in this section.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross profit as a percentage of sales increased to 12.7% in fiscal year 1998, from 3.1% in fiscal year 1997. The higher gross margin is primarily attributable to an increase in selling prices for the Company's paper products coupled with modest cost decreases and a continuing shift in mix of sales to higher margin products

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $11,074,425 (45.9% of sales) in fiscal year 1998 from $8,127,710 (47.7% of sales) in fiscal year 1997. The SG&A expense for fiscal year 1998 was attributable to an increase in advertising rebates and other rebates and promotions to customers, and increases in salaries and wages of administrative, and sales & marketing personnel and an increase in legal expenses incurred by the Company.

         INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal year 1998 of $8,011,719 compared to an operating loss of $7,598,804 during fiscal year 1997. The operating loss was the result of higher gross margins more than offset by significantly higher sales, general and administrative expenses.

         OTHER INCOME (EXPENSE). There was no other income in fiscal year 1998 compared to $24,907 in fiscal year 1997. In previous years, this category included such items such as management fees, foreign exchange gains, gains on disposition of fixed assets, and other miscellaneous items.

         INTEREST EXPENSE. Interest expense increased to $1,413,219 (5.9% of sales) during fiscal year 1998, compared to $805,079 (4.7% of sales) during fiscal year 1997. The higher interest costs were caused by increased average borrowings to support the Company's operating losses, and the acquisition of equipment used in the manufacture of Geopaper in 1998 and 1997.

         INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $9,622,709 (39.9% of sales) in fiscal year 1998 compared to the loss before provision for income taxes of $9,085,783 (53.3% of sales) in fiscal year 1997. The 1998 loss before provision for income taxes was primarily the result of the Company's operating losses and increased interest expense.

         The Company did not recognize a tax benefit resulting from its loss from continuing operations in 1998 because of uncertainty concerning the use of this loss to reduce future taxes. A portion of the loss was used to reduce taxes that would have been attributable to income from discontinued operations. The amount of taxes eliminated on discontinued operations was estimated to be approximately $330,000. As of March 31, 1998, the total deferred tax assets estimated to be available to the Company were $5,801,000 which had been reduced in their entirety by a valuation allowance.

         DISCONTINUED OPERATIONS. On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights to a corporation for total consideration of $6,820,000.

         Signage and lettering net sales for fiscal year 1998 decreased 3% to approximately $6,598,000 from $6,789,000 in fiscal year 1997. The decline in the sales of the signage and lettering product lines was attributable to a general decline in the demand for products of this type and increased management attention on the development of the specialty papers group. Management believes that sales of signage and lettering products will continue to decline in the future as the computerization of homes and offices will allow the efficient production of lettering and signage products by current end-users.

         NET INCOME/LOSS. Net loss of $8,649,618 in fiscal year 1998, or 35.9% of sales, compares to net income of $7,950,301 in fiscal year 1997, 46.6% of sales.

1997 COMPARED TO 1996

         NET SALES. Net sales increased 6.1% to $17,051,142 in fiscal year 1997 from $16,075,363 in fiscal year 1996. This increase was primarily attributable to the acceptance of the Geopaper product line. Geopaper experienced a sales increase of 665% in fiscal year 1996 to $16,075,363 compared to $2,100,000 for fiscal 1995. Geopaper sales increases in fiscal year 1996 were due to shipments of Geopaper products to all Office Depot Inc. and OfficeMax stores in North America, as well as shipments of Geopaper products to 248 Wal-Mart stores in March 1996.

         Signage and lettering sales for fiscal year 1997 increased 4% to $6,789,364 from $6,538,272 in fiscal year 1996. The majority of the increase in signage and lettering sales was due to increased sales to Office Max.

         The sales mix of Geopaper products remained unchanged in fiscal year 1997 and 1996. Lettering and signage sales also remained unchanged for the same periods.

         GROSS MARGIN. Gross margin as a percentage of sales decreased to 3.1% in fiscal year 1997, from 35.7% in fiscal year 1996. The decrease in the gross margin was the result of a change in sales mix to products with lower gross margins. Geopaper represented 71% of sales while lettering and signage represented 29% of sales in 1997, compared to 71% and 29% of sales in 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased in fiscal year 1997 to $8,127,710 (47.7% of sales) from $4,185,331 (26.0% of sales) in fiscal year 1996.

         AMORTIZATION OF GOODWILL. Goodwill amortization declined to $0 from $159,768 (.98% of sales) for fiscal years 1997 and 1996 respectively. The decrease was due to the completion of the amortization of the goodwill related to the 1993 purchase of the lettering division of E-Z Industries.

         INCOME FROM OPERATIONS. Income from operations decreased to $(7,598,804) (44.6% of sales) during fiscal year 1997, a decrease from $1,386,801 (8.6% of sales) in fiscal year 1996.

         OTHER INCOME. Other income was $24,907 (0.14% of sales) in fiscal year 1997, compared to $130,684 (0.8% of sales) during fiscal year 1996.

         INTEREST EXPENSE. Interest expense increased to $805,079 (4.7% of sales) during fiscal year 1997, compared to $539,394 (3.4% of sales) for fiscal year 1996. The acquisition of equipment used in the manufacture of Geopaper, in addition to higher bank debt related to facilities expansion and working capital requirements resulted in higher interest costs during fiscal year 1997.

         INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes declined to $(9,085,783) (53.2% of sales) in fiscal year 1997 compared to $977,497 (6.1% of sales) in fiscal year 1996.

         INCOME TAX PROVISION/BENEFIT. There is no ITP in fiscal year 1998. In fiscal year 1997, the Company recorded a current income tax benefit of $55,972, which represents the amount of income tax recoverable from net operating loss carry-backs. The total potential income tax benefit for fiscal year 1997, and corresponding increase in the Company's deferred tax asset as of March 31, 1997, was an estimated $3,162,000. The total potential deferred tax asset (before valuation allowance) as of March 31, 1997 was $3,774,000. Based on the Company's current operating income and available projections for operating income, the Company determined that future operating and taxable income may not be sufficient to fully or partially recognize the deferred tax asset of $3,774,000 at March 31, 1997. As a result, the Company decided to provide a valuation allowance on all of its deferred tax assets at March 31, 1997. This valuation analysis was recorded in the fourth quarter and totaled $3,774,000. The income tax provision in fiscal year 1996 was 2.1% of sales in fiscal year 1996. This provision was 34% of pre-tax net income.

         NET INCOME. Net income of $(7,950,301) in fiscal year 1997 (46.6% of sales) compares to net income of $1,232,024 in fiscal year 1996 (7.7% of sales).

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal year 1998, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal year 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131.

1998 COMPARED TO 1997

         NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company experienced positive operating cash flow of $1,145,131 in fiscal year 1998 and a negative operating cash flow of ($6,601,926) in fiscal year 1997. The Company's principal cash flow requirements in fiscal year 1998 were to fund operating losses, which totaled $8,011,719, and to fund increased working capital needs. Operating losses in 1997 of ($7,598,809) also created substantial cash requirements which were further strained by growing needs for working capital used in operating assets and liabilities. The Company was able to decrease its current assets which reduced the need for cash. Of particular note were decreases in trade accounts receivable of $2,500,000 and inventories of $2,700,000. Also aiding cash flows in a meaningful way in 1998 were the lengthening of payment periods with vendors and suppliers. During 1998, accounts payable and accrued expenses increased by $1,400,000. The combined effect of reducing current assets and increasing current liabilities enabled the Company to achieve positive cash flows from operations in 1998. These events are in contrast with 1997, where trade accounts receivable increased by $1,500,000 and inventories increased by $121,000, both of which used cash in 1997. In 1997, accounts payable, accrued liabilities and income taxes payable, together increased by $562,000 over 1996 which reduced the need for operating cash.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal year 1998, the Company used a net ($44,469) from various financing sources, compared to $11,273,041 during fiscal year 1997. In fiscal year 1998, the Company increased borrowings under its revolving credit facility by $2,651,418 compared to an increase of $3,326,451 in fiscal year 1997. Proceeds from long-term debt in fiscal year 1998 were $0.00 compared to $2,333,526 in fiscal year 1997. Repayments of long-term debt in fiscal year 1998 totaled $1,790,535 compared to $875,134 in fiscal year 1997. The Company received no loans from officers or directors in fiscal year 1998. Repayments of notes payable to officers and directors totaled $850,000 in fiscal year 1998 compared to $362,706 in fiscal year 1997. In 1998, the Company received no proceeds from private placements, option exercises and warrant exercises, compared to $6,459,945 in fiscal year 1997.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. The Company experienced a net negative cash flow from investing activities for fiscal year 1998 of $1,193,341, compared to a negative cash flow from investing activities of $4,312,394 for fiscal year 1997. The Company made significant investments in fiscal year 1997 to increase the production capacity of its specialty papers group by acquiring automated production equipment.

1997 COMPARED TO 1996

         NET CASH FLOWS FROM OPERATING ACTIVITIES. The Company experienced negative operating cash flows during fiscal year 1997 and 1996 ($6,601,926) for fiscal year 1997 and $(4,931,017) for fiscal year 1996). Contributing to the negative cash flow from operations was the increase in trade receivable and related party trade receivables balances. Trade receivables increased to $6,654,500 at the end of fiscal year 1997 compared to $4,974,156 at the end of fiscal year 1996. This increase was in part due to difficulties experienced in the installation and implementation of a new electronic data interchange software package which resulted in significant delays in the required electronic delivery of invoices to certain key customers. These delays resulted in significant corresponding delays in the collection of accounts receivable during the third and fourth quarters of fiscal year 1997. See "Item 1. Business--Risk Factors--Electronic Data Interchange" and "Item 1. Business--Risk Factors--Collection of Accounts Receivable." Total trade receivables for fiscal year 1997 increased 34% to $6,654,500 compared to $4,979,156 for fiscal 1996.

         Inventory increased to $9,457,874 at year end fiscal year 1997 compared to $9,139,273 for fiscal year end 1996, an increase of 3%. The increase in inventory is due in part to the building of North American inventories in anticipation of higher sales levels in fiscal year 1997.

         NET CASH FLOWS FROM FINANCING ACTIVITIES. In fiscal year 1997, the Company received a net $11,273,049 from various financing sources, compared to $8,555,704 for the prior fiscal year. In fiscal year 1997, the Company increased borrowings under its revolving credit facility by $3,326,451, compared to $3,139,463 for the prior year. Proceeds from long-term debt borrowings during fiscal year 1997 were $2,333,526, compared to $1,003,029 in fiscal year 1996. Repayments of long-term debt in fiscal year 1997 were $875,134 compared to $467,986 in fiscal year 1996. The Company received $0 from officers and directors in the form of notes during fiscal year 1997, while $2,452,573 was received from officers and directors in fiscal year 1996. Repayments of notes payable to officers and directors were $362,706 in fiscal year 1997 compared to $398,629 in fiscal year 1996. In addition the Company received proceeds from private placements, option exercises and warrant exercises in the amount of $6,459,945 in fiscal year 1997, compared to $2,827,254 in fiscal year 1996. The proceeds received from the above debt and equity financings were primarily utilized to finance working capital requirements, building expansion and equipment acquisitions related to the increased sales of the Geopaper program.

         NET CASH FLOWS FROM INVESTING ACTIVITIES. The Company experienced a net negative cash flow from investing activities for fiscal year 1997 of $4,312,394, compared to a negative cash flow from investing activities of $3,590,007 for fiscal year 1996. The Company decreased its expenditures on plant and equipment to $1.9 million in 1998 from $4.2 million in 1997. Other assets decreased to $340,047 in 1998 from $1,005,613 in 1997. During fiscal year 1997 and 1996, the
Company made significant investments to increase its Geopaper production capacity by acquiring printing presses, paper cutting equipment, and packaging equipment.

ITEM 8.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

(a)  Report of Moss Adams LLP regarding Financial Statements              F-2

(b)  Consolidated Balance Sheets as of March 31, 1998 and 1997            F-3

(c)  Consolidated Statements of Income for the years ended March 31,
     1998, 1997 and 1996                                                  F-4

(d)  Consolidated Statements of Stockholders' Equity for the years
     ended March 31, 1998, 1997 and 1996                                  F-5

(e)  Consolidated Statements of Cash Flows for the years ended
     March 31, 1998, 1997 and 1996                                        F-6

(f)  Notes to Consolidated Financial Statements                           F-7

(g)  Report of Moss Adams LLP regarding Schedule II - Valuation and
     Qualifying Accounts                                                  S-1

(h)  Schedule II - Valuation and Qualifying Accounts                      S-2


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10-13.

        During fiscal year 1999, the Company's management structure was completely restructured. A full description of this restructuring is set forth in the Company's Form 10-Q for the period ending September 30, 1998 and Form 10-Q for the period ending December 31, 1998, each of which were filed with the Securities and Exchange Commission on or about March 15, 1999. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.      List of documents are filed as part of this Report:

        1.     FINANCIAL STATEMENTS

               (a)  Report of Moss Adams LLP regarding Financial Statements

               (b)  Consolidated Balance Sheets as of March 31, 1998 and 1997

               (c) Consolidated Statements of Income for the years ended March 31, 1998, 1997 and 1996

               (d) Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996

               (e) Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

               (f)  Notes to Consolidated Financial Statements

         2.    FINANCIAL STATEMENT SCHEDULES

               (a) Report of Moss Adams LLP regarding Schedule II--Valuation of Qualifying Accounts

               (b)  Schedule II--Valuation of Qualifying Accounts

         All other schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

         3.    EXHIBITS FILED AS PART OF THIS REPORT

EXHIBIT HUMBER
(REFERENCED TO
ITEM 601 OF
REGISTRATION S-K)
                             DESCRIPTION OF DOCUMENT
  3.1                        Restated Articles of Incorporation of Geographics, Inc.(1)
  3.2                        Restated Bylaws of Geographics, Inc.(2)
[Additional Items TBD]
 11.1                        Statement re computation of per share earnings.
 21.1                        List of the subsidiaries of Geographics, Inc.
 23.1                        Consent of Moss Adams LLP.
 27.1                        Financial Data Schedule.

---------------
*    Exhibit is filed herewith.

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

B. No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this _____ day of March, 1999.

         GEOGRAPHICS, INC. (Registrant)

         By:   /s/  Richard C. Goodman
             -------------------------------------
             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

           /s/  Richard C. Gockelman                 /s/  Williams S. Hanneman
         -------------------------------------     -----------------------------
         President and Chief Executive Officer     Director

           /s/  William T. Graham                    /s/  John F. Kuypers
         -------------------------------------     -----------------------------
         Chairman of the Board                     Director

           /s/  George H. Giroux                     /s/  David C. Lentz
         -------------------------------------     -----------------------------
         Controller                                Director

           /s/  C. Joseph Barnette
         -------------------------------------
         Director