Form 10-Q
period 1998-06-30
GEOGRAPHICS INC
filed 1999-03-22
CIK 1000621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Quarter Ended June 30, 1998

                                       OR

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


                1555 Odell Road, P.O. Box 1755, Blaine, WA 98231
--------------------------------------------------------------------------------
              (Address of principal executive office and zip code)

                                 (360) 332-6711
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                           --------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [ ]                       No  [X]

The Registrant had 9,857,252 shares of common stock, no par value, outstanding at June 30, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
           FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                                ON JUNE 29, 1998

TABLE OF CONTENTS


                                                                                                           PAGE
PART I  FINANCIAL INFORMATION................................................................................2

        ITEM 1.         FINANCIAL STATEMENTS.................................................................2

        ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS...........................................................................2

                LATE FILINGS; SUBSEQUENT EVENTS AND FILINGS..................................................2

                FORWARD-LOOKING STATEMENTS...................................................................2

                OVERVIEW.....................................................................................3

                        SEASONALITY..........................................................................4

                        QUARTERLY FLUCTUATIONS...............................................................4

                RESULTS OF OPERATIONS........................................................................4

                        SALES................................................................................4

                        GROSS MARGIN.........................................................................5

                        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................................5

                        INTEREST EXPENSE.....................................................................5

                LIQUIDITY AND CAPITAL RESOURCES..............................................................5

        ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................6

                FOREIGN CURRENCY.............................................................................6

PART II OTHER INFORMATION....................................................................................6

        Item 1.         Legal Proceedings....................................................................6

        Item 2.         Changes in Securities and Use of Proceeds............................................7

        Item 3.         Defaults Upon Senior Securities......................................................7

        Item 4.         Submission of Matters to a Vote of Security Holders..................................7

        Item 5.         Other Information....................................................................7

        ITEM 6.         EXHIBIT AND REPORTS ON FORM 8-K......................................................8

SIGNATURES...................................................................................................9

INDEX TO FINANCIAL STATEMENTS...............................................................................10

CONSOLIDATED BALANCE SHEET.................................................................................F-1

CONSOLIDATED STATEMENT OF OPERATIONS.......................................................................F-2

CONSOLIDATED STATEMENT OF CASH FLOWS.......................................................................F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................F-4

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 1998 (unaudited) and March 31, 1998, the unaudited statements of operations for the three months ended June 30, 1998 and June 30, 1997, and the unaudited consolidated statements of cash flows for the three months ended June 30, 1998 and June 30, 1997, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere on this Report.

        LATE FILINGS; SUBSEQUENT EVENTS AND FILINGS

        The Company has not, during the preceding 12 months, timely filed all reports required to be filed by it pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, despite the fact that it has been subject to such filing requirements for the past 90 days.

INFORMATION SET FORTH IN THIS FORM 10-Q EXCLUSIVELY COVERS THE COMPANY'S FISCAL QUARTER ENDED JUNE 30, 1998 AND MUST ONLY BE READ IN CONJUNCTION WITH THE COMPANY'S MOST RECENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Potential investors should realize that material, subsequent developments with respect to the Company's business, operations and financial condition have occurred from and after June 30, 1998 and that such developments are more fully described in each of the following reports filed by the Company on or before March 19, 1999:

1.      Form 10-Q for the period ending December 31, 1998; and
2.      Form 10-Q for the period ending September 30, 1998.

        FORWARD-LOOKING STATEMENTS

        Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning trends relating to the Company's profitability and gross profits margins; the ability of the Company to increase the size and capabilities of its accounting department, to implement a management information system, including an electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the pre-print market, loss of certain key customers, insufficient market acceptance of the Company's specialty papers products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; inability to implement an electronic data interchange system adequate to support the Company's operations; failure to realize expected economic efficiencies of the Company's automated production equipment; unexpected increases in the costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

        OVERVIEW

        Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 87% and 78% of the Company's total sales in the quarter ended June 30, 1998 and the fiscal year ended March 31, 1998, respectively, attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 during fiscal year 1994 to $24,097,845 for fiscal 1998, an increase of 249%.

        On May 4, 1998, the Company and its primary lender, U.S. Bank of Washington, National Association (the "Bank"), executed an Amended and Restated Asset Purchase Agreement for the sale of the Company's lettering and signage business (the "Transaction") to Identity Group, Inc., an unaffiliated Tennessee corporation. The terms governing and the circumstances surrounding the Transaction were previously disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on June 29, 1998. Such Form 8-K is hereby incorporated by reference herein and made a part hereof.

        Primarily to develop its specialty papers group, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems.

        Since June 30, 1998, the Company has continued to seek extended payment terms from its vendors, delayed purchases of raw materials, instituted internal cost reduction measures and took other steps to conserve operating capital. As a result, from and after June 30, 1998, the Company has faced the proposition that its vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, since June 30, 1998, the Company has continued to pursue possible sources of additional capital, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, at the end of the period ending June 30, 1998, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders. See "--Liquidity and Capital Resources."

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

        RESULTS OF OPERATIONS

        SALES. Sales decreased 20% to $6,059,978 in the quarter ended June 30, 1998 from $7,608,260 in the quarter ended June 30, 1997. Geopaper products were responsible for 88% of sales for the quarter ended June 30, 1998, compared to 79% for the same period a year earlier. Sales of Geopaper decreased 11% to approximately $5,308,438 from approximately $5,884,000 for the periods ended June 30, 1998 and June 30, 1997, respectively.

        Despite the fact that the Company sold its lettering and signage business during its first quarter, sales of the Company's lettering and signage products decreased 55% to approximately $751,539 for the quarter ended June 30, 1998 compared to approximately $1,724,109 for the quarter ended June 30, 1997.

        International sales of Geographics products were $1,746,621 for the quarter ended

June 30, 1998, an increase of 4% over international sales of $1,684,119 for the quarter ended June 30, 1997. International sales of Geographics products represented 25% of the Company's total sales for the quarter ended June 30, 1998, compared to 23% of total sales for the same period in the prior year.

        GROSS MARGIN.. Gross profit margin as a percentage of sales was 52% for the quarter ended June 30, 1998, compared to 23% for the same period in the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, shipping, general and administrative expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, decreased as a percentage of sales during the quarter ended June 30, 1998 to 44%, as compared to 53% during the same period in the prior year. The decrease as a percentage of sales was primarily the result of decreased costs associated with advertising and other rebates and promotions to key customers.

        INTEREST EXPENSE. The Company's interest expense for the quarter ended June 30, 1998 decreased 21% to $337,480 compared to $428,324 for the same period in the prior year. The decrease is mainly due to the $6.8 million pay-down of the credit line from the sale of the Core Business.

        LIQUIDITY AND CAPITAL RESOURCES

        As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1998, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended June 30, 1998, operating income totaled $492,146, and the Company experienced positive operating cash flows of $7,411,945.

        At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $6.0 million subject to a borrowing base limitation of 70% of the value of the Company's eligible accounts receivable and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

        The Company's Consolidated Financial Statements for the fiscal year ended March 31, 1998 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended June 30, 1998 included in this Report) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

        The Company entered into a third forbearance agreement with its lender, effective May 1, 1998, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to November 30, 1998.

        Although the Company's lender has permitted borrowings under the revolving credit facility, however, there can be no assurance that it will continue to do so. Accordingly, for the foreseeable future the Company will continue to seek extended payment terms from its vendors, delay purchases of raw materials, institute internal cost reduction measures and taking other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is pursuing possible sources of additional capital, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, as of the end of the quarter ended June 30, 1998, the Company had received no firm commitments with respect to any such transaction and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        FOREIGN CURRENCY

        Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

        If the US dollar uniformly increases in strength by 10% in 1999 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $100,000.00 for the fiscal year ending March 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

        INFLATION

        Although the Company cannot accurately anticipate the effects of inflation on its financial condition or operations, the Company does not believe inflation has had or is likely to have a material effect on its results, operations or liquidity.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998 for the period ending December 31, 1997, the Company reported that in July 1997, three related class actions were filed against it, its Chairman of the Board and its Chief Executive Officer. These suits alleged various violations by the named defendants of the Securities Exchange Act of 1934, as amended. As at the end of the Company's fiscal quarter ending June 30, 1998, these suits had not been resolved.

        In addition to the litigation matter described above, the Company is subject to additional claims and actions incident to the operation of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        As has been previously reported by the Company, the Company has, since May 1997, failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under its existing revolving credit facility with its lender. As at June 30, 1998, borrowings under the Company's revolving credit facility aggregated approximately $4,275,178. The Company's lender has also provided the Company with several mortgage loans and equipment loans and the defaults under the revolving credit facility constitute cross-defaults under these other loans. The Company has previously reported that these defaults, coupled with its fiscal year 1998 losses, raise substantial doubt about the Company's ability to continue as a going concern.

        In May 1998, the Company requested and received a forbearance agreement with its lender pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to November 1, 1998 and to forbear from asserting its rights with respect to the Company's non-compliance with the revolving credit facility's financial covenants. Although the Company's lender has permitted borrowings under the revolving credit facility in excess of the borrowing base limitations set forth in the agreement, there can be no assurance that the lender will continue to allow such borrowings to occur. Over the course of the fiscal quarter ending June 30, 1998, the Company continued to evaluate additional sources of working capital in order to finance its ongoing business operations. The Company is firmly committed to continuing that process for the remainder of the 1999 fiscal year. In addition, the Company continues to have ongoing discussions with its lender regarding the execution of a new forbearance agreement and/or a complete restructuring of its obligations under its existing revolving credit facility. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998, for the period ending December 31, 1998, the Company reported the establishment of a special committee of the Company's board of directors to investigate the performance and conduct of management. As at June 30, 1998, the special committee had not completed its work with respect to these matters.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        A.      The following documents are filed as part of this Report:

        EXHIBIT NUMBER                                                 DESCRIPTION OF DOCUMENT
        10.1                   Third Forbearance Agreement, between U.S. Bank, N.A. and Geographics,
                               Inc., dated May 1, 1998.


        B. The following Current Reports on Form 8-K were filed by the Company during the period covered by this Report:

                1. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 1999.

        GEOGRAPHICS, INC.

        By: /s/ Richard C. Gockelman
            -------------------------------------
            Richard C. Gockelman
            President and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998           F-1

Consolidated Statements of Operations for the three months ended
June 30, 1998 and 1997                                                       F-2

Consolidated Statements of Cash Flows for the three months ended
June 30, 1998 and 1997                                                       F-3

Notes to Consolidated Financial Statements                                   F-5

                                GEOGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                     AS OF JUNE 30, 1998 AND MARCH 31, 1997


ASSETS                                                                     JUNE 30, 1998        MARCH 31, 1998
                                                                            (UNAUDITED)            (AUDITED)

CURRENT ASSETS
     Cash                                                                  $     190,339        $     316,078
     Accounts receivable
       Trade receivables, net                                                  3,644,433            4,164,861
       Other receivables                                                         271,516              148,050
     Inventory, net of allowance for obsolete inventory of $486,547
       and $586,000 at March 31, 1998                                          5,344,345            6,763,508
     Prepaid expenses, deposits, and other current assets                        947,102              731,307
                                                                           -------------        -------------

       Total current assets                                                   10,397,735           12,123,804

PROPERTY, PLANT AND EQUIPMENT, NET                                            12,480,662           12,881,118
OTHER ASSETS                                                                     372,688              340,043
                                                                           -------------        -------------

TOTAL ASSETS                                                               $  23,251,085        $  25,344,965
                                                                           =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdrafts                                                       $     198,943        $     301,716
     Note payable to bank                                                      4,275,177           11,300,808
     Accounts payable                                                          3,223,934            3,285,467
     Accrued liabilities                                                       2,381,453            2,680,594
     Notes payable to officers and directors                                          --                   --
     Current portion of long-term debt                                         3,350,344            3,350,344
                                                                           -------------        -------------

       Total current liabilities                                              13,429,852           20,918,929
                                                                           -------------        -------------

LONG-TERM DEBT                                                                 4,517,712            4,853,254
                                                                           -------------        -------------

       Total liabilities                                                   $  17,947,564        $  25,772,183
                                                                           -------------        =============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     No par common stock--100,000,000 authorized, 9,857,252 and
       9,857,252 issued and outstanding at June 30, 1998 and March
       31, 1998, respectively                                                 15,759,353           15,769,018
     Foreign currency translation adjustment                                                           33,899
     Retained earnings (accumulated deficit)                                 (10,455,831)         (16,230,135)
                                                                           -------------        -------------

       Total stockholders' equity                                              5,303,522             (427,218)
                                                                           =============        =============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  23,251,085        $  25,344,965
                                                                           =============        =============


              See Accompanying Notes to These Financial Statements.

                                GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30
                                                                                    1998                1997
                                                                                -----------         -----------
SALES                                                                           $ 6,059,978         $ 7,608,260
COST OF SALES                                                                     2,887,185           5,893,368
                                                                                -----------         -----------
     Gross margin                                                                 3,172,793           1,714,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      2,680,647           4,003,301
                                                                                -----------         -----------
     Income from operations                                                         492,146          (2,288,409)
OTHER INCOME (EXPENSE)
     Interest Expense                                                              (337,480)           (428,324)
     Other                                                                          (14,473)            (19,040)
                                                                                -----------         -----------
                                                                                   (353,053)           (447,364)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                     139,093          (2,735,772)
INCOME TAX PROVISION
                                                                                -----------         -----------
PROCEEDS FROM SALE OF CORE BUSINESS                                               5,657,580                  --

NET INCOME                                                                      $ 5,796,673         $(2,735,772)
                                                                                ===========         ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     BASIC                                                                      $       .59         $     (0.29)
                                                                                -----------         -----------

     DILUTED                                                                            .59               (0.29)
                                                                                -----------         -----------

SHARES USED IN COMPUTING EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     BASIC                                                                        9,857,252           9,467,877
                                                                                -----------         -----------

     DILUTED                                                                    $ 9,857,252         $ 9,467,877
                                                                                ===========         ===========


        See accompanying notes to these consolidated financial statements

                                GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JUNE 30
                                                                       1998                1997
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $ 5,796,673         $(2,735,772)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
OPERATING ACTIVITIES
     Depreciation and amortization                                     432,261             428,205
     Deferred income taxes                                                  --                  --
     (Gain) loss on sales of property and equipment                         --               1,740
     Reserve for impairment on EDP installation-in-progress
Changes in Non-cash Operating Assets and Liabilities
     Trade receivables                                                 520,428            (478,793)
     Related party receivables                                              --                  --
     Other receivables                                                (123,466)            108,987
     Inventory                                                       1,419,163             755,698
     Prepaid expenses, deposits and other current assets              (248,440)           (336,962)
     Accounts payable                                                  (61,533)          1,145,755
     Accrued liabilities                                              (323,141)              3,524
     Income tax payable                                                     --                  --
                                                                   -----------         -----------
       Net cash flows from operating activities                      7,411,945          (1,107,618)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in bank overdrafts                                      (102,772)            331,314
     Net borrowings on note payable to bank                         (7,025,631)          2,598,835
     Proceeds from long-term debt borrowings                                --                  --
     Repayment of long-term debt                                      (335,542)           (281,884)
     Repayments of notes payable to officers and directors                  --            (850,000)
     Net Proceeds (costs) from issuance of common stock                     --                  --
     Foreign currency translation                                      (41,933)            (41,506)
                                                                   -----------         -----------
       Net cash flows from financing activities                     (7,505,878)          1,756,175
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of plant and equipment                                   (31,808)           (674,956)
     Proceeds from sales of equipment                                       --                  --
     Net advances from (repayments to) partnerships                         --                  --
     Change in other assets                                                                (49,977)
                                                                   -----------         -----------

       Net cash flows from investing activities                        (31,808)           (724,934)
                                                                   -----------         -----------

NET CHANGE IN CASH                                                    (125,740)            (76,376)
CASH, beginning of quarter                                             316,078             408,757
                                                                   -----------         -----------
CASH, end of quarter                                               $   190,339         $   332,381
                                                                   ===========         ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Financing obtained in acquisition of equipment                $         0         $ 1,677,918


        See Accompanying Notes to These Consolidated Financial Statements

                                GEOGRAPHICS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998.

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

        Reclassifications - Certain prior year amounts have been reclassified to conform to current Year presentations. Such reclassifications had no effect on previously reported Earnings or financial position.

        NOTE 2--COMMITMENTS AND CONTINGENCIES

        LEASES--The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes.

        The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire April 1999. The minimum lease commitment is $64,770 in 1999.

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

        NOTE 3--GOING CONCERN

        As a result of the $8,649,618 loss incurred by the Company for the year ended March 31, 1998, the report of the Company's auditors, dated September 22, 1998, relating to the Company's Consolidated Financial Statements for the year ended March 31, 1998 states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome this uncertainty.

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