Form 10-Q
period 1998-12-31
GEOGRAPHICS INC
filed 1999-03-22
CIK 1000621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                        ---------------------------------



                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                 For the Fiscal Quarter Ended: December 31, 1998

                         Commission File Number: 0-26756

                        ---------------------------------


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


                Yes     [ ]                          No      [X]

      The registrant had 9,857,252 shares of common stock outstanding as of
                                December 31, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of December 31, 1998 (unaudited) and March 31, 1998 (audited), the unaudited statements of operations for the three months ended December 31, 1998 and December 31, 1997, and the unaudited consolidated statements of cash flows for the three months ended December 31, 1998 and December 31, 1997, together with the notes thereto.

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

INFORMATION SET FORTH IN THIS FORM 10-Q EXCLUSIVELY COVERS THE COMPANY'S FISCAL QUARTER ENDED DECEMBER 31, 1998 AND MUST ONLY BE READ IN CONJUNCTION WITH THE COMPANY'S MOST RECENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning trends relating to the Company's profitability and gross profits margins; the ability of the Company to increase the size and capabilities of its accounting department, to implement a management information system, including an electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern. Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the pre-print market, loss of certain key customers, insufficient market acceptance of the Company's specialty papers products, unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; inability to implement an electronic data interchange system adequate to support the Company's operations; failure to realize expected economic efficiencies of the Company's automated production equipment; unexpected increases in the costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

OVERVIEW

         Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, posterboards and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's only business for that quarter, with approximately 100% and 95% of the Company's total sales in the quarter ended December 31, 1998 and the year ended March 31, 1998, respectively, attributable to sales of Geopaper products.

         Upon arrival of the new management on July 27, 1998, it was determined that no action had been taken to engage the company's auditors to perform the annual audit for the fiscal year ended March 31, 1998. The new management immediately moved to engage the company's auditors on July 27, 1998 to begin the audit, which was completed on September 22, 1998. The audit was complicated by a number of contingent liabilities that required considerable investigation.

         The auditors recommended and the company established additional reserves totaling $1,265,000 to more accurately reflect the market value of inventories and receivables, fixed assets and other contingent claims.

         The audit report also reported the company was not in compliance with covenants under its revolving credit facility, which caused them to qualify their opinion as to the Company's ability to continue as a going concern.

         On August 1, 1998, the new management provided a written request to the former president and chief executive officer, Ronald S. Deans, who was then still employed by the Company and asked for detailed explanations for a number of the issues that had been previously been raised and identified in the company's Form 10-Q for the period ending December 31, 1997, which was filed on April 29, 1998.

         The former Board of Directors had conducted an extensive investigation on several of these matters, including improperly reimbursed expenses; withholding taxes that had not been paid on stock options exercised in January 1996, and certain securities transactions involving the company's common stock. In addition to the issues previously identified in the Form 10-Q of April 29, 1998 for the December 31, 1997 period, new management discovered a number of additional potential issues that were included in the August 1, 1998 request which Mr. Deans, the former president and CEO did not answer in a satisfactory or complete manner.

         The new management's evaluation of these unexplained issues and liabilities was handicapped by a lack of proper corporate records, including the absence of corporate meeting minutes in order to judge the decisions and authorization of the Board regarding each of the issues identified by the new management.

         The new management judged each of these liabilities to be potentially quite significant, and in the opinion of the new management required prompt resolution and proper disclosure. The former management provided insufficient information to enable the new management to bring these matters to a proper conclusion.

         Throughout the entire period, it was impractical for the new management or its counsel to complete its required periodic filings, as the contingent liabilities that had been identified were not fully examined, understood or correctly documented. The Company had not been in proper reporting compliance and the then existing conditions of the Company's records, coupled with the poor cooperation of prior management, made proper filings of the Form 10-K and 10-Qs an impractical matter. A substantial portion of the Company's resources and the attention of its new management were forced into an otherwise unnecessary effort to clearly understand the manner in which each of these liabilities was created, the financial impact upon the Company, the potential legal exposure and the materiality of such information. See "-Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

         The Company's financial health was considerably anemic upon the election of its new management. Prior management allowed an excessive amount of old trade payables to accumulate and which required immediate attention so as to prevent a considerable number of outside suppliers and vendors from converting their extended payables into a series of lawsuits. Due to the ineffectiveness of the then existing Management Information System ("MIS"), particularly the EDI process, some $513,255 of otherwise good receivables had been written-off since at that time, the EDI system was incapable of allowing the Company to properly reconcile its records. In addition, the Company's product and market planning was investing critically short cash resources into product inventory investments for which there was very poor or almost no positive cashflow benefit. The Company had made a practice of capitalizing its investments in merchandise racks provided to customers and depreciating them over a number of years. The effective useful life of such merchandise racks, in practical terms, is probably not much more than a one-year period and the long-term depreciation approach had the effect of maintaining an artificial asset value. The Company had begun to focus its attention on inventory management through a more disciplined and structured manufacturing, planning and control process. This effort had been complicated by virtue of the non-integrated manner of the then operating MIS systems. As part of the effort to improve the Company's inventory management system, the Company had begun to focus its attention on the work-in-process segment of its inventories which had traditionally been the source of its inventory problems.

         The Company initiated a reorganization of its Operations Group in November, 1998 with the principal intention of creating a plant management control system, with fewer supervisors and more sharply defined areas of accountability and responsibility. The operating and manufacturing organization that had been in place prior to the new management functioned in a largely uncoordinated and a nonintegrated manner in which there was no uniformity with respect to controlling the entire manufacturing process. A substantial portion of the operating equipment installed in connection with prior management's capital investment program had not attained optimum production rates and performance efficiencies. The operations organization at that time lacked any industrial engineering function and the financial constraints upon the Company made it difficult for the necessary investments and expenses to be provided.

         The Company's approach to its purchasing function and the management of its vendor relationships was not well organized and was largely ineffective. There had not been any coordinated effort to reduce cost related to purchasing raw materials and of process yields. There was no effort to maintain proper market price benchmarking and competitive price bidding for its principal key raw materials. While the Company had a large number of suppliers, its principal raw material and service providers were concentrated on a few such providers from which there were clear opportunities to extract significant cost benefits.

         Inventories had accumulated to a total of $4,509,926 in July 1998 and by December 1998, had been reduced to $3,674,750. In December 1998, inventory turns had improved to 4.3 times versus the 3.5 turns that had been realized in July 1998. The Daily Sales Outstanding ("DSO") was reduced from 72.9 days in July 1998 to 60.8 days by December 1998. The previously established accounts payable that had accumulated prior to the election of new management, reaching $2,933,105 in July 1998, had been reduced to $2,532,591 by December 1998. Whereas the prior receivables write-off of $513,255 was due to the EDI-based systems problem described above, the receivables write-off had been reduced to $112,044 at the end of December 1998. New management established a policy pursuant to which merchandise racks would no longer be depreciated over a long-term period. Instead, new rack expenditures would be expensed over the 12-month period in which they were placed into the market. The previously existing value of depreciated racks is now being reduced over a more accelerated short-term period and thereby is reducing the value of those assets to a more manageable level. During the July 1998 to the December, 1998 period, the combined total of the Company's capital leases, bank debt, and long-term debt was reduced by $548,024, from $17,414,934 to $16,866,910.

         As of July 31, 1998 the Company had capitalized intangible assets of $470,363. These assets included various items including start-up costs, trademarks, and other elements. Management is carefully reviewing the intangible assets to insure that it is clear as to which of these are actually used or in fact useful in the conduct of the Company's business.

         As a consequence of these actions and the severe operating losses experienced under past management, as of July 31, 1998 the Company was under a severe liquidity crisis. Its debt obligations were significantly in excess of the Company's ability to service such obligations on a current basis or according to previously agreed terms. The Company, as of July 31, 1998, had been put on credit hold by most of its suppliers and was only able to make purchases on a "collect-on-delivery" basis. Although the Company had negotiated a third extension of its forbearance agreement with its major secured lender, there had been concern that certain past due creditors were considering the potential for filing petitions for involuntary bankruptcy.

         New management immediately took steps to ease the cash crisis. Efforts were initially focused on negotiating payment plans with suppliers so as to insure the continued flow of raw materials. New management also focused efforts on accelerating the collection of accounts receivable which included beginning to enforce the collection of improperly taken customer credits and/or discounts.

         Part of the efforts initiated by the new management to improve gross and operating margins were directed at the elimination of certain low margin products, low margin accounts, the elimination of small customers and more vigorous attention to the enforcement of credit terms provided to customers. Additionally, the Company has begun to determine the appropriate changes that are necessary for the Company's terms and conditions that are intended to cause a significant reduction in the Company's total freight expenses which represent close to 10.0% of sales. Minimum order size and freight pre-paid policies are being changed to enable the Company to maintain its competitive position while simultaneously preserving a practical economic outcome.

         The Company instituted a travel and expense reporting control procedure in September 1998. Prior management did not have an expense control policy. This new policy insures that there is consistent and uniform control of all travel and expense spending and insures timely and accurate reporting with clear internal audit controls. Operating managers must review the expense reports of those people reporting to them and the chief executive officer of the company personally signs and reviews every expense report.

         In December 1998, the Company implemented the second phase of its reorganization plan and realigned its sales, marketing and administrative support groups. This reorganization followed the same principals that were implemented in November with the Operations Group wherein the principal objective is intended to have significant reductions in the overall payroll cost, while improving the focus and work content by enabling people to operate against specified and clear objections. The Company has also established an Operating Committee consisting of the Company's key managers and this is the principal mechanism by which the Company operates on a daily basis and establishes its short-term goals and develops budgets and longer-term strategic plans.

         The Company has eliminated certain outside resources that had been used for long periods of time and which generated significant expense with questionable value and performance for the services they were providing to the Company. All outside resources and services now being provided are reviewed by the Company's chief executive officer and are closely monitored by the appropriate functional manager.


         Sales. Sales decreased 35% to $5,310,126 in the quarter ended December 31, 1998 from $8,110,028 in the quarter ended December 31, 1997. Sales decreased 31% to $16,693,816 in the nine-month period ended December 31, 1998 from $24,081,577 in the same period a year earlier. The decrease is primarily due to the sale of the Core Business and the loss of Office Max.

         Geopaper products were responsible for 100% and 95% of sales for the three and nine-month period ended December 31, 1998 respectively, compared to 81% in the corresponding three and nine-month periods of the prior year. Sales of Geopaper have decreased 18% to $15,942,282 in the nine months ended December 31, 1998 from $19,466,190 in the corresponding nine-month period of the prior year.

         Sales of the Company's lettering and signage products decreased 84% to approximately $751,539 for the nine-month period ended December 31, 1998 compared to approximately $4,615,387 for the quarter ended December 31, 1997.

         International sales of Geographics products were $2,012,740 and $5,758,050 for the quarter and nine-month period ended December 31, 1998, respectively, and $2,182,775 and $5,920,028 for the quarter and nine-month period ended December 31, 1997, respectively. International sales of Geographics products represented 31% and 29% of the Company's total sales for the quarter and nine-month period ended December 31, 1998, respectively, compared to 23% and 20%, respectively, of total sales for the same periods in the prior year.

         Gross Margin. Gross profit margin as a percentage of sales was 53.2% for the quarter ended December 31, 1998, compared to 39.9% for the same period in the prior year. For the nine-month period ended December 31, 1998, gross profit margin as a percentage of sales was 53.4%, compared to 31.8% for the same period in the prior year.

         Selling, General and Administrative Expenses. The Company's selling, shipping, general and administrative (S,G&A) expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, increased as a percentage of sales during the quarter ended December 31, 1998 to 46.5%, as compared to 46.1% during the same period in the prior year. S,G&A expenses decreased as a percentage of sales to 45.7% for the nine-month period ended December 31, 1998 as compared to 49.8% for the same period in the prior year.

         Interest Expense. The Company's interest expense for the quarter ended December 31, 1998 decreased 35% to $274,029 compared to $418,388 for the same period in the prior year. The company's interest expense for the nine-month period ended December 31, 1998, decreased 30% to $881,939 compared to $1,266,585 for the same period in the prior year. The decrease in interest expense was primarily the result of the pay-down of U.S. Bank from the sale of the Core Business.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay planned purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended December 31, 1998, operating income totaled $355,621. The Company experienced positive operating cash flows of $7,982,369 during the quarter ended December 31, 1998.

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

         The Company entered into a short-term 4th forbearance agreement with its lender, effective November 30, 1998, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to April 1, 1999. to permit borrowings of up to $5.5 million. The Company is seeking a longer forbearance arrangement with its lender, although as of the date of this report, no such longer-term agreement is in place. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to further extend the facility's expiration date or that the Company will be able to refinance or replace the facility on acceptable terms when and as needed.

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

         Although the Company cannot accurately anticipate the effects of inflation on its financial condition or operations, the Company does not believe inflation has had or is likely to have a material adverse effect on its results, operations or liquidity.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998 for the period ending December 31, 1997, the Company reported that in July 1997, three related class actions were filed against it, its then Chairman of the Board, Ronald S. Deans, and its then chief financial officer, Terry A. Fife. These suits alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 1998, the Company, its insurance carrier and the plaintiffs reached an agreement to settle the lawsuits, which had previously been consolidated as one lawsuit (the "Settlement"). On October 30, 1998, the judge presiding over this lawsuit approved the Settlement. Under the terms of the Settlement, the plaintiffs received a cash payment of $1.6 million without any admission of liability or wrongdoing by the defendants. In light of the defendants' insurance carrier's proposed substantial contribution to any final settlement amount, the Company does not believe that the funding of the settlement will have a material impact on its financial condition or operations

         In addition to the litigation matter described above, the Company is subject to additional claims and actions incident to the operation of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Shares of the Company's Common Stock continue to be traded solely on the NASDAQ OTC Bulletin Board. This has had a material adverse effect on the liquidity of the market for the Company's securities and could hinder the ability of the Company to obtain additional equity financing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As has been previously reported by the Company, the Company has, since May 1997, failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under its existing revolving credit facility with its lender. As at December 31, 1998, borrowings under the Company's revolving credit facility aggregated approximately $4,578,838. The Company's lender has also provided the Company with several mortgage loans and equipment loans and the defaults under the revolving credit facility constitute cross-defaults under these other loans. The Company has previously reported that these defaults, coupled with its fiscal year 1998 losses, raise substantial doubt about the Company's ability to continue as a going concern.

         On November 1, the Company and its lender entered into a fourth forbearance agreement (the "Fourth Forbearance Agreement") pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to March 31, 1999, and to forbear from asserting its rights with respect to the Company's non-compliance with the revolving credit facility's financial covenants. Although the Company's lender has permitted borrowings under the revolving credit facility in excess of the borrowing base limitations set forth in the agreement, there can be no assurance that the lender will continue to allow such borrowings to occur. Over the course of the fiscal quarter ending December 31, 1998, the Company continued to evaluate additional sources of working capital, including, without limitation, additional equity investments, in order to finance its ongoing business operations. The Company is firmly committed to continuing that process for the remainder of the 1999 fiscal year. In addition, the Company continues to have ongoing discussions with its lender regarding the execution of a new forbearance agreement and/or a complete restructuring of its obligations under its existing revolving credit facility. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         CHANGES IN CORPORATE GOVERNANCE AND MANAGEMENT. On October 12, 1998, the Company terminated the employment of Ronald S. Deans, the Company's former chairman, chief executive officer and president. In November 1998, Richard C. Gockelman, the Company's present chief executive officer and president, began implementing an organizational restructuring program aimed at rationalizing and strengthening the Company's internal management structure. A component of this program has been shifting the Company's operational model to a "Plant Manager Control Model" in which the Company's purchasing, manufacturing and scheduling departments have been merged into one, integrated entity. The Company believes that this new approach will result in substantial cost-savings versus the former managerial form.

         In December 1998, Mr. Gockelman, as the Company's sole director and in accordance with the Company's By-laws, appointed five outside individuals to serve on the Company's Board of Directors. The new members of the Board of Directors are as follows:

         William T. Graham, Chairman. Mr. Graham was the founder, president and chief executive officer of W.T. Rogers Company, which was merged into Newell Corporation in 1992. Mr. Graham served as chairman of Newell Office Products until 1992. He has founded and co-founded several office industry ventures and participates in a number of public-service activities in his home state of Wisconsin.

         C. Joseph Barnette, Director. Mr. Barnette is co-founder and president of KAPCO, a privately-held adhesive products company in Kent, Ohio. Mr. Barnette holds several patents on file in both the United States and in several foreign countries. Mr. Barnette is a graduate of the University of Akron.

         William S. Hanneman, Director. Mr. Hanneman is a founder and principal in the firm of Zachary Scott & Company, an investment banking and financial advisory firm located in Seattle, Washington. Mr. Hanneman previously served as Vice President of Seafirst Bank, N.A.'s Mergers and Acquisitions Department. Mr. Hanneman is a graduate of the University of Washington.

         John F. Kuypers, Director. Mr. Kuypers is executive vice president of sales and marketing for Pentech International, a writing instrument and related products company based in Madison, Wisconsin. He was previously employed with Newell Office Products and W.T. Rogers Company. Mr. Kuypers is a founding member and director of SHOPA, a leading office products trade association. He is a graduate of the University of Wisconsin.

         David C. Lentz, Director. Mr. Lentz is chairman and principal of E-Z Industries, Inc., an office product manufacturer located in Westminster, Maryland. His prior experience includes employment in the banking industry and Mr. Lentz served as the State Examiner for the State of Maryland. Mr. Lentz is a graduate of the University of Baltimore and the University of Baltimore's law school.

In addition to his duties as the Company's president and chief executive officer, Mr. Gockelman will continue to serve as a director of the Company.

         In the early part of 1999, the newly reconstituted Board of Directors anticipated creating two new board committees: a finance committee and an audit committee. In addition, the new Board of Directors has adopted as a high priority the holding of an annual shareholders meeting, tentatively scheduled to be held during the Company's second fiscal quarter of fiscal year 2000.

         None of the new members of the Board of Directors is a party to any transaction, series of similar transactions or any proposed transaction that would require disclosure pursuant to Item 404 of Regulation S-K.

         Because of the complexity of the reporting requirements imposed on the Company's directors and executive officers under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"), special securities counsel to the Company has recommended that the Company assume responsibility for preparing and filing the periodic reports of changes in beneficial ownership required of these persons by statute. As at December 31, 1998, however, this undertaking had not yet been implemented. The Company has undertaken to quickly remedy this situation and will file the periodic reports required by Section 16 of the Exchange Act as soon as is reasonably practicable.

EXAMINATION OF MANAGEMENT. The Company has previously reported that it is in an on-going process of investigating certain activities engaged in, and transactions effected by, the Company's former chief executive office, Ronald S. Deans. The Company's initial findings played a substantial role in the termination of Mr. Deans' employment in October 1998. The Company continued its efforts with respect to resolving the matters under investigation throughout the fiscal quarter ending December 31, 1998, and the Company fully anticipates such efforts to continue into its next fiscal year. Several efforts have been made by the Company, its general outside counsel and special securities counsel to resolve all of the outstanding issues raised by the actions taken by Mr. Deans or by the Company while under his direction and control. As has previously been reported, however, Mr. Deans has proved to be much less cooperative that the Company would have hoped.

         In order to accelerate the resolution of the above-described matters, the Company's Board of Directors has directed its newly formed audit committee, subject to supervision by the Board of Directors, to vigorously pursue an end to the Company's investigative efforts in this area. Bringing these matters to closure may involve, but not be limited to, initiating one or more lawsuits against Mr. Deans with respect to what the Company believes are serious violations of Mr. Deans' fiduciary duties to the Company. In addition, the Company's Board of Directors is seriously considering reporting its findings to one or more federal and/or state agencies with jurisdiction over the matters at issue. Regardless of the final decision, members of the Company's Board of Directors and senior management remain committed to resolving fully these issues and will timely file periodic reports with the Securities and Exchange Commission as the above-described issues are resolved.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this Report:

 Exhibit Number            Description of Document
 -------------             ------------------------
    10.1                   Fourth Forbearance  Agreement,  between U.S. Bank,
                           N.A. and Geographics,  Inc., dated November 1, 1998

    11.1 Statement regarding computation of net income (loss) per share.


(b) No reports were filed by the Company on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March, 1999.



                                       GEOGRAPHICS, INC.





                                     By:/S/Richard C. Gockelman
                                           --------------------
                                           Richard C. Gockelman
                                           President and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 and
March 31, 1998 ............................................................F-2

Consolidated Statements of Operations for the three months and nine months ended December 31, 1998 and December 31, 1997 ......................F-3

Consolidated Statements of Cash Flows for the three months and nine months ended December 31, 1998 and December 31, 1997 ......................F-4

Notes to Consolidated Financial Statements ................................F-5

                                GEOGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1998
                                   (unaudited)

                                     ASSETS

                                                                           December 31, 1998      March 31, 1998
                                                                              (Unaudited)           (Audited)
                                                                           ------------------     --------------
CURRENT ASSETS
     Cash                                                                     $    440,483         $    316,078
     Accounts receivable
        Trade receivables, net                                                   3,646,186            4,164,861
        Other receivables                                                           71,387              148,050
     Inventory, net of allowance for obsolete inventory of $279,382 at
     December 31, 1998 and $586,000 at March 31, 1998                            5,322,270            6,763,508
     Prepaid expenses, deposits, and other current assets                          819,526              731,307
                                                                              ------------         ------------
            Total current assets                                                10,299,852           12,123,804

PROPERTY, PLANT AND EQUIPMENT, net                                              11,818,733           12,881,118

OTHER ASSETS                                                                       335,992              340,043
                                                                              ------------         ------------

TOTAL ASSETS                                                                  $ 22,454,577         $ 25,344,965
                                                                              ============         ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdrafts                                                          $    386,233         $    301,716
     Note payable to bank                                                        4,578,838           11,300,808
     Accounts payable                                                            3,003,610            3,285,467
     Accrued liabilities                                                         1,872,363            2,680,594
     Notes payable to officers and directors                                            --                   --
     Current portion of long-term debt                                           3,350,344            3,350,344
                                                                              ------------         ------------
            Total current liabilities                                           13,191,388           20,918,929

LONG-TERM DEBT                                                                   3,846,199            4,853,254
                                                                              ------------         ------------
            Total liabilities                                                   17,037,587           25,772,183
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY

     No par common stock - 100,000,000 authorized, 9,857,252 and
     9,852,252 issued and outstanding at December 31, 1998 and
     March 31, 1998, respectively                                               15,769,018           15,769,018

     Foreign currency translation adjustment                                      (103,050)              33,899


     Retained earnings (accumulated deficit)                                   (10,248,978)         (16,230,135)
                                                                              ------------         ------------
            Total stockholders' equity                                           5,416,990             (427,218)
                                                                              ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 22,454,577         $ 25,344,965
                                                                              ============         ============



       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                Three Months Ended                   Nine Months Ended
                                         ---------------------------------------------------------------------
                                         Dec. 31, 1998      Dec 31,1997        Dec. 31, 1998      Dec. 31, 1997
Sales                                    $  5,310,126       $  8,110,028       $ 16,693,816       $ 24,801,577

Cost of Sales                               2,484,871          4,874,132          7,778,221         16,434,970
                                         ------------       ------------       ------------       ------------

Gross Margin                                2,825,255          3,235,896          8,915,595          7,646,607

Selling, General and Administrative
Expenses                                    2,469,634          3,740,489          7,629,780         11,982,823
                                         ------------       ------------       ------------       ------------
Income (Loss) From Operations                 355,621           (504,593)         1,285,815         (4,336,216)


Other Income (Expenses)
      Expense interest                       (274,029)          (418,388)          (881,939)        (1,266,585)
      Other                                     4,834             70,384          5,622,200             37,056
                                         ------------       ------------       ------------       ------------

Total Other Income (Expenses)                (269,195)          (348,003)         4,740,261         (1,229,529)

Income (Loss) Before                           86,426           (852,596)         6,026,076         (5,565,744)
Provision for Income Taxes
Income Tax Provision                               --                 --                 --                 --
Net Income (Loss)                              86,426           (852,596)         6,026,076         (5,565,745)
                                         ============       ============       ============       ============

Earnings Per Common and Common
Equivalent Share
         Basic                           $        .01       $       (.09)      $        .61       $       (.57)
         Diluted                                  .01               (.09)               .61               (.57)

Shares Used in Computing Earnings
Per Common and Common
Equivalent Share
         Basic                              9,857,252          9,742,334          9,857,252          9,742,334
         Diluted                            9,857,252          9,742,334          9,857,252          9,742,334



       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                     INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                                December 31,     December 31,
                                                                   1998             1997
                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           6,026,076       (5,565,744)
Adjustments to reconcile net income to net
cash flows from operating activities
     Depreciation and amortization                               1,138,905        1,358,211
     Deferred income taxes                                              --               --
     (Gain) loss on sales of property and equipment                     --            1,740
Changes in noncash operating assets and liabilities
     Trade receivables                                             518,675        1,841,403
     Related party receivables                                          --               --
     Other receivables                                              76,663          452,976
     Inventory                                                   1,441,238        1,330,303
     Prepaid expenses, deposits and other current assets           (84,168)          18,753
     Accounts payable                                             (281,857)       1,614,867
     Accrued liabilities                                          (853,163)         556,364
     Income tax payable                                                 --               --
                                                                ---------------------------
        Net cash flows from operating activities                 7,982,369        1,608,873
                                                                ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in bank overdrafts                                    84,517         (151,832)
     Net borrowings on note payable to bank                     (6,721,970)       2,109,930
     Proceeds from long-term debt borrowings                            --               --
     Repayment of long-term debt                                (1,007,055)        (918,699)
     Repayments of notes payable to officers and directors              --         (850,000)
     Proceeds from issuance of common stock                             --             (584)
     Foreign currency translation                                 (136,949)        (141,496)
                                                                ---------------------------
        Net cash flows from financing activities                (7,781,457)          47,319
                                                                ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of plant and equipment                               (76,508)      (1,610,944)
     Proceeds from sales of equipment                                   --               --
     Net advances from (repayments to) partnerships                     --               --
     Change in other assets                                             --               --
                                                                ---------------------------
        Net cash flows from investing activities                   (76,508)      (1,610,944)
                                                                ---------------------------

NET CHANGE IN CASH                                                 124,404           45,248

CASH, beginning of year                                            316,078          408,757

CASH, end of quarter                                               440,483          454,006
                                                                ---------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES
     Financing obtained in acquisition of equipment                     --        1,677,918
                                                                ---------------------------
     Assets acquired directly in acquisition of business                --               --
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

         Certain of the Company's subsidiaries calculated cost of sales using an estimated gross profit method for interim periods. Cost of sales at these subsidiaries are adjusted based on physical inventories which are performed no less than quarterly.

         Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported earnings or financial position.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         Leases - The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire in April 1999. The total minimum lease commitment is $64,770 in 1999.

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

         Employment Contracts - Subsequent to year end, the Company entered into employment contracts with certain employees for a period of up to three years. The contracts provide for severance payments in the event these employees terminate employment for certain specified reasons during the contract period.

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