Form 10-Q
period 1998-09-30
GEOGRAPHICS INC
filed 1999-03-23
CIK 1000621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____



                For the Fiscal Quarter Ended: SEPTEMBER 30, 1998

                         Commission File Number: 0-26756

                                    --------

                                GEOGRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


             WYOMING                                           87-0305614
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification No.)

                1555 ODELL ROAD, P.O. BOX 1755, BLAINE, WA 98231
              (Address of principal executive office and zip code)

                                 (360) 332-6711
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                                                                       No  X
   ---                                                                       ---

The registrant had 9,857,252 shares of common stock outstanding as of September 30, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of September 30, 1998 (unaudited) and March 31, 1998 (audited), the unaudited statements of operations for the three months ended September 30, 1998 and September 30, 1997, and the unaudited consolidated statements of cash flows for the three months ended September 30, 1998 and September 30, 1997, together with the notes thereto.

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

INFORMATION SET FORTH IN THIS FORM 10-Q EXCLUSIVELY COVERS THE COMPANY'S FISCAL QUARTER ENDED SEPTEMBER 30, 1998 AND MUST ONLY BE READ IN CONJUNCTION WITH THE COMPANY'S MOST RECENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Potential investors should realize that material, subsequent developments with respect to the Company's business, operations and financial condition have occurred from and after June 30, 1998 and that such developments are more fully described in each of the following reports filed by the Company on or before March 19, 1999:

1.   Form 10-Q for the period ending December 31, 1998.


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

     Overview

     Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, posterboards and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's only business for that quarter, with approximately 100% and 93% of the Company's total sales in the quarter ended September 30, 1998 and the year ended March 31, 1998, respectively, attributable to sales of Geopaper products.

     Primarily to develop its specialty papers group, the Company has made substantial investments to expand its facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The report of the Company's auditors dated September 22, 1998 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1998 states that the Company's fiscal 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. See "-Liquidity and Capital Resources."

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

Results of Operations

     SALES. Sales decreased 36% to $5,323,712 in the quarter ended September 30, 1998 from $8,363,293 in the quarter ended September 30, 1997. Sales decreased 29% to $11,322,662 in the six month period ended September 30, 1998 from $15,971,552 in the same period a year earlier. The decrease is primarily due to the sale of the Core Business and the loss of Office Max.

     Geopaper products were responsible for 100% and 93% of sales for the three and six month period ended September 30, 1998 respectively, compared to 84% and 80% in the corresponding three and six month periods of the prior year. Sales of Geopaper have decreased 18% to $10,751,123 in the six months ended September 30, 1998 from $12,901,223 in the corresponding six month period of the prior year.

     Sales of the Company's lettering and signage products decreased 76% to approximately $751,539 for the six month period ended September 30, 1998 compared to approximately $3,070,329 for the quarter ended September 30, 1997

     International sales of Geographics products were $1,998,689 and $3,745,310 for the quarter and six month period ended September 30, 1998, respectively, and $2,053,139 and $3,737,258 for the quarter and six month period ended September 30, 1997, respectively. International sales of Geographics products represented 30% and 27% of the Company's total sales for the quarter and six month period ended September 30, 1998, respectively, compared to 20% and 20%, respectively, of total sales for the same periods in the prior year.

     GROSS MARGIN. Gross profit margin as a percentage of sales was 54.8% for the quarter ended September 30, 1998, compared to 32.2% for the same period in the prior year. For the six month period ended September 30, 1998, gross profit margin as a percentage of sales was 53.7%, compared to 27.6% for the same period in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, shipping, general and administrative (S,G&A) expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, decreased as a percentage of sales during the quarter ended September 30, 1998 to 46.6%, as compared to 51.9% during the same period in the prior year. S,G&A expenses decreased as a percentage of sales to 45.7% for the six month period ended September 30, 1998 as compared to 51.6% for the same period in the prior year.

     INTEREST EXPENSE. The Company's interest expense for the quarter ended September 30, 1998 decreased 36% to $270,429 compared to $419,873 for the same period in the prior year. The company's interest expense for the six month period ended September 30, 1998, decreased 28% to $607,910 compared to $848,197 for the same period in the prior year. The decrease in interest expense was primarily the result of the pay-down of U.S. Bank from the sale of the Core Business.

Liquidity and Capital Resources

     As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay planned purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended September 30, 1998, operating income totaled $438,047. The Company experienced positive operating cash flows of $7,161,222 during the quarter ended September 30, 1998.

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

     The report of the Company's auditors dated September 22, 1998 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 1998 states that the Company's fiscal 1998 losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal year ended March 31, 1998 (as well as the Unaudited Consolidated Financial Statements for the fiscal quarter ended September 30, 1998 included in this Report) were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     The Company entered into a short-term forbearance agreement with its lender, effective May 1, 1998, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to November 30 1998. There can be no assurance that the lender will continue to permit borrowings under the revolving credit facility, that the lender will agree to further extend the facility's expiration date or that the Company will be able to refinance or replace the facility on acceptable terms when and as needed.

     The Company has been actively pursuing possible sources of additional capital and engaged an investment banker to assist in the evaluation and pursuit of financing transactions, which could include the issuance of debt or equity securities or the sale of all or part of the Company's assets. However, there can be no assurance that the Company will be able to obtain additional sources of working capital when and as needed or that the terms of any such funding will be acceptable to the Company. Any equity financing may involve substantial dilution to the interests of the Company's shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     FOREIGN CURRENCY

     Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into U.S. dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the U.S. parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary (and to the extent available) to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

     If the U.S. dollar uniformly increases in strength by 10% in 1999 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $100,000.00 for the fiscal year ending March 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

     INFLATION

     Although the Company cannot accurately anticipate the effects of inflation on its financial condition or operations, the Company does not believe inflation has had or is likely to have a material adverse effect on its results, operations or liquidity.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998 for the period ending December 31, 1997, the Company reported that in July 1997, three related class actions were filed against it, its then chairman of the board, Ronald S. Deans, and its then chief financial officer, Terry A. Fife. These suits alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 1998, the Company, its insurance carrier and the plaintiffs reached a settlement agreement with respect to the lawsuits, which had previously been consolidated as one lawsuit. As at September 30, 1998, the court presiding over the lawsuit was in the midst of reviewing the settlement agreement prior to its ratification. Under the terms of the proposed settlement, the plaintiffs would receive a cash payment of $1.6 million without any admission of wrongdoing on the parts of the defendants. In light of the defendants' insurance carrier's proposed substantial contribution to any final settlement amount, the Company did not expect that the funding of the settlement would have a material impact on its financial condition or operations

     In addition to the litigation matter described above, the Company is subject to additional claims and actions incident to the operation of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Trading Suspension. On September 10, 1998, the Company was informed that trading in its shares had been suspended on the Toronto Stock Exchange for failure by the Company to file on a timely basis with that exchange periodic reports required by that exchange. The trading suspension has had a material adverse effect on the liquidity of the market for the Company's securities and could have a material adverse effect on the Company's ability to obtain additional equity investments. Although the Company has committed itself to remedying the delinquencies leading to the trading suspension imposed by the Ontario Securities Commission, it had not, as at September 30, 1998, cured the defaults leading in the suspension.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As has been previously reported by the Company, the Company has, since May 1997, failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under its existing revolving credit facility with its lender. As at September 30, 1998 borrowings under the Company's revolving credit facility aggregated approximately $4,877,400. The Company's lender has also provided the Company with several mortgage loans and equipment loans and the defaults under the revolving credit facility constitute cross-defaults under these other loans. The Company has previously reported that these defaults, coupled with its fiscal year 1998 losses, raise substantial doubt about the Company's ability to continue as a going concern.

     In May 1998, the Company requested and received a forbearance agreement with its lender pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to November 1, 1998, and to forbear from asserting its rights with respect to the Company's non-compliance with the revolving credit facility's financial covenants. Although the Company's lender has permitted borrowings under the revolving credit facility in excess of the borrowing base limitations set forth in the agreement, there can be no assurance that the lender will continue to allow such borrowings to occur. Over the course of the fiscal quarter ending September 30, 1998, the Company continued to evaluate additional sources of working capital in order to finance its ongoing business operations. The Company is firmly committed to continuing that process for the remainder of the 1999 fiscal year. In addition, the Company continues to have ongoing discussions with its lender regarding the execution of a new forbearance agreement and/or a complete restructuring of its obligations under its existing revolving credit facility. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     Changes in Executive Officers. In July 1998, Raymond Maxon, David McCleery and Ronald S. Deans, the entire membership of the Company's board of directors, appointed Richard C. Gockelman as the Company's chairman, chief executive officer and president. As part of the resolution appointing Mr. Gockelman to these positions, Messrs. Maxon, McCleery and Deans resigned their positions as directors of the Company, leaving Mr. Gockelman as the Company's sole director. Prior to joining the Company, Mr. Gockelman [DICK INSERT BRIEF BIO HERE].

     Examination of Management. In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998, for the period ending December 31, 1997 (the "April Form 10-Q"), the Company reported the establishment of a special committee of the Company's board of directors (the "Special Committee") to investigate the performance and conduct of management. As reported in the April Form 10-Q, the Special Committee requested that the former chief executive officer of the Company, Ronald S. Deans, implement certain policies and procedures to address some of the internal control irregularities that had occurred during Mr. Deans' tenure. In addition, counsel to the Special Committee suggested, and the Special Committee adopted, a number of proposals pursuant to which Mr. Deans would be required to reimburse the Company for approximately $150,000 in expenses that were paid to Mr. Deans without adequate documentation and/or which appeared to be primarily personal in nature. Mr. Deans reviewed certain of his expense reports and agreed that certain expenses may not have been properly substantiated. After completing his review of the expense reports, Mr. Deans proposed to reimburse the Company approximately $32,000 and has reimbursed the Company approximately $47,000. In addition, Mr. Deans also agreed to assist the Company in its evaluation of the appropriateness of certain transactions entered into by him on the Company's behalf, most notably, the issuance of shares of the Company's Common Stock in July 1996, October 1997 and November 1997 and the failure by the Company to properly withhold federal income tax for Mr. Deans and his two sons in connection with the exercise by each of them of certain stock options granted to them by the Company.

     In addition to these issues, Mr. Gockelman began examining a number of other transactions effected by Mr. Deans during his tenure as the Company's chief executive officer and president. Among these additional issues is the payment by the Company to the Deans Family Limited Partnership (the "DFL Partnership") of approximately $700,000 in satisfaction of a loan from the DFL Partnership to the Company. The loan to the Company by the DFL Partnership raises questions with respect to the propriety of the loan repayment because neither management nor counsel to the Company has been able to locate any corporate resolutions pursuant to which the Company's board authorized the loan or any payments in respect of the loan. In addition, the timing of the repayment raises additional questions, since it occurred ten days before the Company announced a net loss of approximately $6.7 million for the fiscal year ending March 31, 1998.

     Mr. Gockelman also continued an investigation of Mr. Deans' authorizing the payment by the Company of legal expenses incurred by Mr. Deans in connection with two lawsuits and a bank guaranty transaction. Finally, the Company is also investigating the circumstances surrounding the purchase by Mr. Deans of a company automobile for approximately $950.

     In connection with the investigations of Mr. Deans' activities either continued or initiated by Mr. Gockelman, in August 1998, Mr. Gockelman sent a letter to Mr. Deans requesting that Mr. Deans fully explain the circumstances surrounding the above-described transactions and that he also satisfy his monetary obligations to the Company. Mr. Deans' responses to Mr. Gockelman's request were either incomplete, evasive or completely unresponsive. At Mr. Gockelman's direction, the Company's general outside counsel and special securities counsel also sought information from Mr. Deans regarding the above-described matters. Neither the Company nor counsel to the Company has received a satisfactory response from Mr. Deans.

     Despite a lack of cooperation from the Company's former chief executive officer, the Company's present management has been able to resolve, on its own, the circumstances surrounding the issuance by the Company in July 1996 of 50,000 shares of common stock to Graham's Graphics Pty Limited. The Company requested and received from Graham Hanrahan, the holder of such shares, representations that he is an "accredited investor" and that he acquired the shares solely for his own account and not with an intent to distribute such shares. In addition, Mr. Hanrahan returned the shares to the Company for the purpose of affixing a legend to the shares reflecting their status as restricted securities.

     With respect to the shares of common stock issued by the Company in October and November of 1997 (the "1997 Shares"), Mr. Deans has thwarted, through inconsistent accounts of the details surrounding the issuance of the 1997 shares, efforts by the Company's management and special securities counsel to determine the circumstances surrounding the issuance of such securities. Mr. Deans avers that the Company's Board of Directors authorized the issuance of the 1997 Shares and that counsel to the Company assured the Company that the 1997 Shares could be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended. However, as of September 30, 1998, neither the Company nor its special securities counsel could accurately state whether the issuance of such securities satisfied applicable securities laws and regulations governing exemptions from registration available to issuers under such laws and regulations. In addition, neither the Company's current management nor its general outside counsel has been able to locate any documentation evidencing any action authorizing the issuance of the 1997 Shares. While the Company continues to investigate the circumstances surrounding the issuance by it of the 1997 Shares, and while the Company believes that these matters will be resolved in a manner that will not result in a material adverse effect to the Company's financial position or results of operation, there can be no assurance of such an outcome.

     As at September 30, 1998, Mr. Gockelman and other members of the Company's management have continued to work with each of the Company's general outside counsel and special securities counsel for the purpose of resolving fully the circumstances surrounding a number of Mr. Deans' actions during his tenure as the Company's president and chief executive officer. Unfortunately, this process was not, as at September 30, 1998, complete. Nevertheless, members of the Company's senior management remain committed to resolving fully these issues and will timely file periodic reports with the Securities and Exchange Commission as the above-described issues are resolved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   The following documents are filed as part of this Report:

Exhibit Number      Description of Document
--------------      -----------------------
    11.1            Statement re computation of net income (loss) per share.

    27.1            Financial Data Schedule.


     B. No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1998.

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


                                        GEOGRAPHICS, INC.


                                        By: /s/ Richard C. Gockelman
                                           -------------------------------------
                                        Richard C. Gockelman
                                        President and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998...................F-2

Consolidated Statements of Operations for the three months and six months ended September 30, 1998 and September 30, 1997....................................F-3

Consolidated Statements of Cash Flows for the three months and six months ended September 30, 1998 and September 30, 1997................................F-4

Notes to Consolidated Financial Statements................................................F-5

                                GEOGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998
                                   (unaudited)

                                     ASSETS


                                                           September 30,      March 31,
                                                               1998             1998
                                                            (Unaudited)      (Audited)
                                                           ------------     -----------
CURRENT ASSETS
    Cash                                                   $    205,394     $   316,078
    Accounts receivable
       Trade receivables, net                                 4,386,667       4,164,861
       Other receivables                                        271,337         148,050
    Inventory, net of allowance for obsolete inventory
       of $381,007 at September 30, 1998 and $586,000 at
       March 31, 1998                                         5,640,285       6,763,508
    Prepaid expenses, deposits, and other current assets        674,914         731,307
                                                           ------------     -----------
          Total current assets                               11,178,597      12,123,804

PROPERTY, PLANT AND EQUIPMENT, net                           12,069,454      12,881,118

OTHER ASSETS                                                    382,201         340,043
                                                           ------------     -----------
TOTAL ASSETS                                               $ 23,630,252     $25,344,965
                                                           ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                        $    232,189     $   301,716
    Note payable to bank                                      4,877,400      11,300,808
    Accounts payable                                          3,106,540       3,285,467
    Accrued liabilities                                       2,428,117       2,680,594
    Notes payable to officers and directors                          --              --
    Current portion of long-term debt                         3,350,344       3,350,344
                                                           ------------     -----------
          Total current liabilities                          13,994,590      20,918,929

LONG-TERM DEBT                                                4,184,689       4,853,254
                                                           ------------     -----------
          Total liabilities                                  18,179,279      25,772,183

STOCKHOLDERS' EQUITY
    No par common stock -- 100,000,000 authorized,
    9,857,252 and 9,857,252 issued and outstanding at
    September 30, 1998 and March 31, 1998, respectively      15,769,018      15,769,018

    Foreign currency translation adjustment                          --          33,899
    Retained earnings (accumulated deficit)                 (10,318,045)    (16,230,135)
                                                           ------------     -----------
          Total stockholders' equity                          5,450,973        (427,218)
                                                           ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 23,630,252     $25,344,965
                                                           ============     ===========


       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                   (Unaudited)


                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       ------------------                 ----------------
                                 SEPT. 30, 1998   SEPT. 30, 1997   SEPT. 30, 1998    SEPT 30, 1997
Sales                             $  5,323,712     $  8,363,293     $ 11,322,662     $ 15,971,552
Cost of Sales                        2,406,166        5,667,473        5,244,372       11,560,845
                                  ------------     ------------     ------------     ------------
Gross Margin                         2,917,546        2,695,820        6,078,340        4,410,707
Selling, General and
Administrative Expenses              2,479,499        4,239,023        5,172,146        8,242,323
                                  ------------     ------------     ------------     ------------
Income (Loss) from Operations          438,047       (1,543,203)         906,194       (3,831,616)

Other Income (Expenses)
  Interest Expense                    (270,429)        (419,873)        (607,910)        (848,197)
Other                                  (24,641)         (14,288)       5,617,366          (33,328)
                                  ------------     ------------     ------------     ------------
Operating Income (Loss)               (295,070)        (434,161)       5,009,456         (881,525)
Income (Loss) Before Provision
  for Income Taxes                     142,977       (1,977,364)              --       (4,713,140)
Income Tax Provision                        --               --               --               --
Net Income (Loss)
                                       142,977       (1,977,364)       5,915,650       (4,713,140)
Earnings Per Common and Common
Equivalent Share
  Primary                                 $.01            $(.21)            $.60            $(.50)
  Assuming full dilution                  $.01            $(.21)            $.60            $(.50)
Shares Used in Computing
Earnings Per Common and Common
Equivalent Share
Primary                              9,857,252        9,467,877        9,857,252        9,467,877
  Assuming full dilution             9,857,252        9,467,877        9,857,252        9,467,877


              See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                     INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                              September 30,     September 30,
                                                              -------------     -------------
                                                                  1998              1997
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $ 5,915,650       $(4,713,140)
Adjustments to reconcile net income to net
cash flows from operating activities
    Depreciation and amortization                                  888,177           892,340
    Deferred income taxes                                               --                --
    (Gain) loss on sales of property and equipment                      --             1,740
Changes in noncash operating assets and liabilities
    Trade receivables                                             (221,805)        1,483,904
    Related party receivables                                           --                --
    Other receivables                                             (123,287)          172,904
    Inventory                                                    1,123,223           (29,924)
    Prepaid expenses, deposits and other current assets             10,668           129,079
    Accounts payable                                              (178,927)        1,739,780
    Accrued liabilities                                           (252,477)          431,548
    Income tax payable                                                  --                --
                                                               -----------       -----------
       Net cash flows from operating activities                  7,161,222           107,672
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in bank overdrafts                                    (69,527)          159,308
    Net borrowings on note payable to bank                      (6,423,408)        2,105,805
    Proceeds from long-term debt borrowings                             --                --
    Repayment of long-term debt                                   (668,565)         (596,877)
    Repayments of notes payable to officers and directors               --          (850,000)
    Proceeds from issuance of common stock                              --              (584)
    Foreign currency translation                                   (33,899)            8,075
                                                                -----------       -----------
       Net cash flows from financing activities                 (7,195,399)          825,726
                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of plant and equipment                                (76,508)       (1,215,600)
    Proceeds from sales of equipment                                    --                --
    Net advances from (repayments to) partnerships                      --                --
    Change in other assets                                              --                --
                                                               -----------       -----------
       Net cash flows from investing activities                    (76,508)       (1,215,600)
                                                               -----------       -----------
                                                                  (110,686)         (282,201)
NET CHANGE IN CASH
                                                                   316,078           408,757
CASH, beginning of year
                                                               $   205,394           126,556
CASH, end of quarter
                                                               -----------       -----------
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment                      --     $   1,677,918
                                                               -----------       -----------
    Assets acquired directly in acquisition of business                 --                --
                                                               -----------       -----------


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

          Reclassifications -- Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported earnings or financial position.

NOTE 2 --  COMMITMENTS AND CONTINGENCIES

Leases -- The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire in April 1999. The total minimum lease commitment is $64,770 in 1999.

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

          Employment Contracts -- Subsequent to year end, the Company entered into employment contracts with Richard C. Gockelman, the Company's Chief Executive Officer and President. The employment arrangement with Mr. Gockelman expires on _______, 2000 and provides for severance payments in the event his employment is terminated for certain specified reasons during the contract period.

NOTE 3 -- GOING CONCERN

          As a result of the $8,649,618 loss incurred by the Company for the year ended March 31, 1998, a decline in gross profit margins, the Company's failure to comply with covenants under its line of credit and other factors, the report of the Company's auditors, dated September 22, 1998, relating to the Company's Consolidated Financial Statements for the year ended March 31, 1998 states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome this uncertainty.

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