Form 10-K/A
period 1998-03-31
GEOGRAPHICS INC
filed 1999-06-16
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998
                                       OR
         _      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to _____

                         Commission file number 0-26756

                               GEOGRAPHICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                                ________________

                       WYOMING                87-0305614
              (State or Other Jurisdiction    (I.R.S. Employer
              Incorporation or Organization)  Identification No.)


           1555 ODELL ROAD, P. O. BOX 1750, BLAINE, WASHINGTON  98231
             (Address and Zip Code of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code  (360) 332-6711
                                ________________

       Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes ___  No   X
                                                                ---------------
Indicate by checkmark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of registrant's            __
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of May 21, 1999 was $3,696,470 based on a closing sales price of $0.375 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, no par value, as of May 21, 1999 was 9,857,252.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                     None.

                               TABLE OF CONTENTS


PART I                                                           PAGE
    ITEM 1.
         BUSINESS                                                   1
         GENERAL                                                    1
         LATE-FILING; SUBSEQUENT EVENTS & FILINGS                   1
         FORWARD-LOOKING STATEMENTS                                 2
         BACKGROUND                                                 2
         INDUSTRY                                                   3
         PRODUCTS                                                   4
         SALES BY PRODUCT CATEGORY                                  4
         SALES/ASSETS BY GEOGRAPHIC LOCATION                        5
         BUSINESS CONCENTRATIONS                                    6
         PURCHASING                                                 6
         DISTRIBUTION                                               7
         COMPETITION                                                7
         TRADEMARKS AND COPYRIGHTS                                  8
         SEASONALITY                                                8
         EMPLOYEES                                                  8
         EQUIPMENT INTEGRATION                                      9
         INVESTIGATION OF FORMER MANAGEMENT                         9
         RISK FACTORS                                              11
         ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER
         CREDIT FACILITY; NEED FOR ADDITIONAL WORKING CAPITAL      11
         COMPETITION                                               12
         CUSTOMER CONCENTRATIONS                                   12
         DEPENDENCE ON KEY VENDORS                                 13
         TECHNOLOGY CHANGES AFFECTING PRODUCTS                     13
         UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS      13
         DELISTING FROM NASDAQ SMALLCAP MARKET AND TORONTO
         STOCK EXCHANGE                                            14
         APPLICABILITY OF RULES RELATING TO LOW-PRICED STOCK       14
         EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION   14
         FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY            15
         VOLATILITY OF STOCK PRICE                                 15

                               TABLE OF CONTENTS
                                  (continued)

                                                                 PAGE
             YEAR 2000 ISSUES                                      15
    ITEM 2.  DESCRIPTION OF PROPERTIES                             16
    ITEM 3.  LEGAL PROCEEDINGS                                     16
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17
PART II                                                            17
    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS                                   17
             PRICE RANGE OF COMMON STOCK                           17
             DIVIDENDS                                             18
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                  18
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                   20
             RESULTS OF OPERATIONS                                 20
             1998 COMPARED TO 1997                                 21
             1997 COMPARED TO 1996                                 22
             LIQUIDITY AND CAPITAL RESOURCES                       23
    ITEM 8.  FINANCIAL STATEMENTS                                  24
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                   25
PART III                                                           25
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   25
              BOARD AND COMMITTEE MEETINGS                         26
              BOARD INTERLOCKS AND INSIDER PARTICIPATION           26
              SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING
              COMPLIANCE                                           26
    ITEM 11.  EXECUTIVE COMPENSATION                               27
              STOCK OPTION GRANTS AND EXERCISES                    27
              DIRECTOR COMPENSATION                                27
              EMPLOYMENT AGREEMENTS                                27
    ITEM 12.  STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN OTHER
              HOLDERS                                              28
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       28
PART IV                                                            28
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
              REPORTS ON FORM 8-K                                  28

                               TABLE OF CONTENTS
                                  (continued)


                                                                 PAGE

SIGNATURES                                                         30

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

INFORMATION SET FORTH IN THIS FORM 10-K GENERALLY COVERS THE COMPANY'S FISCAL YEAR ENDED MARCH 31, 1998 AND MUST ONLY BE READ IN CONJUNCTION WITH THE COMPANY'S MOST RECENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     There has been a significant change in the composition of the Company's senior management and the Board of Directors in the past two years. As of March 31, 1997, the Board of Directors of the Company consisted of Mr. Ronald
S. Deans, Mr. Mark G. Deans, Mr. R. Scott Deans, Mr. Luis Alberto Morato, Mr. Alan D. Tuck, Jr. and Mr. Robert S. Parker. During the year ended March 31, 1998, Messrs. Mark Deans, Scott Deans, Morato and Tuck resigned from the Board and were replaced by Mr. David P. McCleery and Mr. Raymond P. Maxon. In July 1998, Messrs. Ron Deans, McCleery and Maxon resigned from the Board and were replaced by Richard C. Gockelman, who became the sole director, President and
Chief Executive Officer of the Company.   In December 1998, Messrs. William T.
Graham, C. Joseph Barnette, John F. Kuypers, William S. Hanneman and David C. Lentz were appointed as directors. On April 16, 1999, the Company held a special meeting of shareholders (the "Special Meeting") (the first shareholders' meeting in over two years). At the Special Meeting, the shareholders removed Messrs. Gockelman, Hanneman, Lentz and Kuypers, as Directors, re-elected Messrs. Graham and Barnette as Directors and elected Mr. James L. Dorman as Director. The newly appointed Board of Directors appointed Mr. Dorman as Chairman and Chief Executive Officer and placed Mr. Gockelman, the Company's President, on paid administrative leave.

     The Company's former directors and officers did not comply with the Company's obligations to timely file its reports under the Securities Exchange Act of 1934, as amended, including the filing of this Annual Report on Form 10-K. None of current directors served on the Board during the fiscal year ended March 31, 1998. Therefore, the information contained in this Annual Report on Form 10-K is based solely upon the Company's books and records and upon the audit report of Moss Adams LLP attached hereto. Although the current Board of Directors believes that the information contained in this Annual Report on Form 10-K is materially accurate, they are unable to independently verify such information.

     Potential investors should realize that material, subsequent developments with respect to the Company's business, operations and financial condition which have occurred from and after March 31,

1998 are more fully described in each of the following reports filed by the Company on or before March 23, 1999:

      1.   Form 10-Q for the period ending December 31, 1998;
      2.   Form 10-Q for the period ending September 30, 1998; and
      3.   Form 10-Q for the period ending June 30, 1998.

FORWARD-LOOKING STATEMENTS

     Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement or modify its management information system, including its electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility, to identify potential buyers for all or part of its business or to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern.

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

BACKGROUND

     From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the

Company's subsidiaries in Europe and Australia. The specialty papers group constitutes the Company's principal business, with approximately 78% of the Company's total sales in fiscal year 1998 attributable to sales of Geopaper products. On May 4, 1998, the Company sold substantially all of its assets related to its signage and lettering operating assets to Identity Group, Inc. for aggregate consideration of $16,820,000. Primarily as a result of sales generated by the specialty papers group, the Company experienced growth, with total sales increasing from $6,900,875 from fiscal year 1994 to $24,097,845 for fiscal year 1998, an increase of 246%.

     Primarily to develop its specialty papers group, the Company made substantial investments to expand facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company experienced delays and unanticipated additional expenses in the installation of the production equipment and its management information system. Unanticipated expenses relating to problems with the installment of the company's management information systems and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, had a negative impact on the Company's gross margins and contributed to a substantial net loss for fiscal year 1998.

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

     The preprint market is segmented among two major methods of distribution: retail and direct mail. Within the retail segment of the preprint market there are numerous sub-segments, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business retailers. The Company sells its specialty paper products exclusively in the retail segment of the preprint market, primarily to office supply superstores such as Office Depot and Office Max and mass market retailers such as Wal-Mart.

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

PRODUCTS

     After the sale of its signage and lettering business on May 4, 1998, the Company's product line is specialty papers.

SALES BY PRODUCT CATEGORY

     The percentage of the Company's approximate total sales attributable to each class of product offered by the Company for the last three years is set forth below.

                            AS A PERCENTAGE OF SALES

CLASS OF PRODUCT                                        FISCAL YEAR
----------------                                      ----------------
                                                      1998  1997  1996
                                                      ----  ----  ----
Designer stationaries and specialty papers            75%   67%   71%
Lettering, signage, stencil and graphic art products  25%   33%   29%

                       STATED IN U.S.  DOLLARS (ROUNDED)

CLASS OF PRODUCT                                                   FISCAL YEAR
----------------                                      --------------------------------------
                                                         1998         1997          1996
                                                      -----------  -----------  ------------
Designer stationeries and specialty papers            $19,976,920  $14,028,746   $16,075,000
Lettering, signage, stencil and graphic art products  $ 6,599,000  $ 6,789,000   $ 6,500,000

                      SALES/ASSETS BY GEOGRAPHIC LOCATION

     Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

CLASS OF PRODUCT                                  FISCAL YEAR
----------------                ------------------------------------------------
                                         1998          1997            1996
                                     ------------  -------------  --------------
Sales to Domestic and Foreign
Customers
 United States                       $17,774,299    $11,637,497      $12,939,098
 Canada(1)                           $ 4,082,664    $ 3,872,621      $ 2,854,935
 Europe                              $ 1,197,192    $   715,327      $   281,330
 Australia                           $ 1,043,690    $   825,697                0
                                     -----------   ------------   --------------
Total                                $24,097,845    $17,051,142      $16,075,363
                                     ===========   ============   ==============
Operating profit or (loss):
 United States                        (7,261,961)    (6,587,756)     $   944,157
 Canada(1)                              (301,179)      (473,296)     $   377,328
 Europe                                 (489,263)      (727,467)     $    65,316
 Australia                           $    40,684    $   189,715                0
                                                   ------------   --------------
Total                                 (8,011,719)    (7,598,804)     $ 1,386,801
                                     ===========   ============   ==============
Identifiable assets:
 United States                       $21,677,859    $27,464,715      $24,263,181
 Canada(1)                           $ 1,122,452    $   940,046      $   410,060
 Europe                              $ 1,321,662    $ 1,058,046      $    64,800
 Australia                           $ 1,222,992    $   782,894                0
                                     -----------   ------------   --------------
Total                                $25,344,965    $30,245,701      $24,738,041
                                     ===========   ============   ==============

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

BUSINESS CONCENTRATIONS

     Historically, a substantial portion of the Company's sales have been to a limited number of customers. Concentration of sales to the Company's five largest customers is detailed below:

CUSTOMER                  FISCAL YEAR ENDED MARCH 31,
--------                -------------------------------
                          1998       1997       1996
                        ---------  ---------  ---------
Office Depot Inc              31%        31%        40%
Office Max Inc                15%        26%        24%
Business Depot, Inc(1)        11%        10%        13%
United Stationers Inc          3%         0%         0%
Wal-Mart Stores, Inc           6%         0%         0%
                        --------   --------   --------
                              66%        67%        77%
                        ========   ========   ========

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

     The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 700 vendors, it historically has practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and related products is Unisource Corporation, a broker/vendor from whom a significant portion of the Company's total purchases during the fiscal years 1998 and 1997.

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

COMPETITION

     The Company operates in a highly competitive environment. The Company's designer stationery products compete in most of the Company's markets with Domtar Papers, Great Papers, Action Communications, Inc., Avery Dennison Office Products, First Base, Paper Direct, Inc., American Pad and Paper, Inc., Z-International, Inc., and REDIFORM, Inc. (a division Moore Corp Ltd.). The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

     The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguishes the Company from its competitors. However, many of the Company's competitors are larger, better capitalized and have substantially greater financial, marketing and human resources. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. See "--Risk Factors--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

TRADEMARKS AND COPYRIGHTS

     The Company maintains twelve registered trademarks in the United States, Canada and Australia and has applied for two additional marks. The Company's trademarks have various expiration dates from 2002 to 2006 in the U.S., expiration dates in 2005 in Canada, and expiration dates in 2011 in Australia.

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

BACKLOG

     The Company's backlog of orders as of September 8, 1998 was $2,180,117. The Company expects to fill substantially all of these orders during the second quarter of 1998. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. Because the Company only recently implemented internal controls necessary to determine backlog, the Company is unable to determine backlog at March 31, 1998 or at the end of any prior period. The Company's backlog is subject is subject to fluctuations as a result of seasonality in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     At March 31, 1999, the Company had approximately 112 employees, 99 of whom were employed at its headquarters in Blaine, Washington, 6 of whom were employed at the Company's facilities in the

United Kingdom, and 7 of whom were employed at the Company's facilities in Australia. As of the date of this Report, none of the Company's employees were subject to a collective bargaining agreement.

EQUIPMENT INTEGRATION

     In 1996 and 1997, the Company purchased an integrated printing line combining a high speed press with a slitter and packaging line. As the system consisted of major components from different manufacturers, an outside firm was retained to perform system integration services. Management does not believe that the system is capable of producing the full scope of product for which its design was intended at this time. Alternative manufacturing techniques have been developed which are currently in place. In addition, an integrated packaging line was also installed in 1996. This line has experienced similar issues with respect to its ability to perform as envisioned, and consequently alternate manufacturing techniques have been employed. Significant resources may be required for modification of these systems in order to achieve the manufacturing efficiencies and cost targets originally envisioned.

INVESTIGATION OF FORMER MANAGEMENT

     In January 1998, the Company's board of directors appointed a special committee to conduct an examination of the performance and conduct of the Company's management (the "Special Committee"). The Special Committee engaged independent counsel to assist with this examination. The focus of the examination has been on the adequacy of documentation related to a number of expenses incurred by Mr. Ronald L. Deans, the Company's former President and Chief Executive Officer, and other members of management which were paid or reimbursed by the Company, whether such expenses were business or personal in nature, the tax reporting and accounting for certain stock option exercises by Mr. Deans and his sons in January 1996, the basis for compliance with the registration requirements of applicable securities laws in connection with three separate issuances of common stock by the Company in 1996 and 1997 and certain other securities-secured mattes.

     In March 1998, based on the findings of the Special Committee to that point in time, the Special Committee requested that Mr. Deans undertake certain corrective measures and implement certain policies and procedures. Certain of the findings and recommendations of the Special Committee are summarized below.

     Expenses

     Based on a review by the accountants hired by independent counsel for the Special Committee of Company records of expenses reimbursed or paid by the Company in 1997, it appears that a substantial portion of the approximately $125,000 of expenses reimbursed or paid by the Company in 1997 for Mr. Deans lacked adequate documentation for tax purposes and/or appeared to be primarily personal in nature. Based on a limited review of Mr. Deans' expense accounts for 1996 by independent counsel, it appears that most of the approximately $150,000 in reimbursed expenses for Mr. Deans in that year also lacked adequate documentation for tax purposes or appeared to be personal expenses. Pending further review of Company records and possible explanation by Mr. Deans, the Special Committee requested that Mr. Deans reimburse the Company $100,000 with respect to 1997 and 1996 and agree to provide further reimbursement to the Company if and to the extent that expenses paid or reimbursed by the Company for him in excess of that amount are later determined not to be deductible for tax purposes. Mr. Deans reviewed certain of his expense records and agreed that certain expenses may not have been properly substantiated and, pending his further review of the remainder of his expense records, he has offered to reimburse the Company $32,000 with respect to 1997 and 1996 by reducing a note payable by the Company to a company affiliated with Mr. Deans. As of the date of this report, the Board of Directors and Mr. Deans have not reached agreement on either the amount to be paid by Mr. Deans or Mr. Deans' proposed method of payment. In addition, to the extent that it is determined that additional expenses were not properly substantiated, Mr. Deans has agreed to reimburse the Company for such additional amounts. The accountants engaged by independent counsel also found that the documentation related to a substantial portion of reimbursed expenses of several other corporate officers is inadequate, and the Special Committee has directed that those employees also reimburse the Company for those expenses that are personal or lack adequate documentation. The new Board of Directors has implemented policies that will insure proper expense reporting in the future.

     To the extent it is determined that expenses paid or reimbursed by the Company for the benefit of Mr. Deans or any other officer were personal in nature or not adequately documented, such expenses may not be deductible for tax purposes and the Company may owe additional tax, together possibly with interest and penalties, for prior periods in which it otherwise did not incur a loss for tax purposes. In addition, the net income reported by the Company for periods in which the expenses were deducted may have been overstated to the extent of the tax savings realized from the deduction of expenses which are later determined to be nondeductible, if any. Also, unless these expenses are repaid, the amount of income for such individuals reported in prior Securities and Exchange Commission reports may have been understated to the extent such expenses were personal in nature. Due to the volume of transactions and the complexity of the questions involved, it is not possible at this time to quantify such amounts.

Stock Option Exercises

     In January 1996, Mr. Deans, his sons, Scott and Mark Deans, and other Company personnel exercised certain non-qualified stock options to purchase shares of the Company's common stock. The difference between the exercise prices of the options exercised by the Deans the market value of the shares of the Company's common stock issued upon exercise of such options yielded a gain of $1,089,049 in the aggregate as of the date of exercise. Although this gain likely should have been reported for tax purposes as income by the Deans in 1996 and recorded as an expense by the Company in that year, it was not. With respect to these option exercises, the Special Committee has (i) directed Mr. Deans to cause the Company to issue amended 1996 Form W-2s to himself, Mark and Scott Deans to include previously unreported income associated with such exercises and to instruct the Company's tax preparer to seek a deduction for the Company in that amount, and (ii) asked Mr. Deans, Mark Deans and Scott Deans each to include such amounts on amended tax returns for the tax year 1996. Mr. Deans has agreed to instruct the Controller to issue an amended Form W-2 to himself and his sons, and to instruct the Company's accountants to seek the appropriate deduction. Mr. Deans also agreed to include the appropriate income on his tax return and request Mark and Scott Deans to do the same. The deemed gain associated with these options exercises should have been, but was not, reported in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

Issuance Of Common Stock

     In July 1996, October 1997 and November 1997, Mr. Deans caused the Company to issue shares of common stock in three separate transactions. It appears that the Company may not have complied with the registration requirements of federal and state securities laws in connection with such transactions. The Company initially made certain disclosures regarding the 1996 transaction in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. If it is determined that these issuances of stock did not comply with an exemption from the registration requirements of applicable securities laws, the Company may be subject to penalties or liability for damages. It is not possible to determine at this time whether the issuance of stock will subject the Company to liability.

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

     The Company entered into a forbearance agreement with its lender, effective August 31, 1997, pursuant to which the lender agreed to extend the expiration date of the revolving credit facility to October 31, 1997, to increase the $12.0 million commitment by a $300,000 stand-by letter of credit, to permit borrowings of up to $2.25 million in excess of the applicable borrowing base limitation (not to exceed the $12.0 million revolving credit facility commitment) and to forbear from asserting its rights with respect to the Company's non-compliance with the financial covenants as well as the defaults under the Company's mortgage loans and equipment loans. However, on September 12, 1997, the Company was required to request borrowings in excess of the amended borrowing limits in order to meet payroll and other expenses. Although the Company's lender permitted the requested borrowings, it did not formally waive this additional default. The Company is continuing to seek extended payment terms from its vendors, delayed purchases of raw materials, internal cost reduction measures and other steps to conserve operating capital. As a result, the Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "--Dependence on Key Vendors." In addition, the Company will continue to actively pursue additional sources of working capital, which could include the issuance of debt or equity securities or the sale of some or all of the Company's assets. However, at the end of fiscal year 1998, the Company had received no firm commitments with respect to any such transactions and there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain more sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

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

CUSTOMER CONCENTRATIONS

     The Company's three largest customers, Office Depot Inc., Office Max, Inc. and Business Depot, Inc., in the aggregate accounted for approximately 55% and 67% of the Company's total sales for fiscal year 1998 and fiscal year 1997, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of a limited number of customers. See "Business Concentrations." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY VENDORS

     The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 700 vendors, it historically practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and related products is Unisource, a broker/vendor from whom significant portions of the Company's total purchases during the fiscal years 1998 and 1997.

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

DELISTING FROM NASDAQ SMALLCAP MARKET AND TORONTO STOCK EXCHANGE

     The Company's securities were delisted from the NASDAQ National Market and subsequently the NASDAQ Smallcap Market during fiscal 1998. Trading of the Company's securities has continued on the NASDAQ OTC Electronic Bulletin Board. However, the delistings may restrict marketability of the Company's common stock. Further, the Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5 per share, subject to certain exceptions. As the Common Stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market, it may be deemed to be "penny stock" and thus may be subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. These rules could adversely effect the ability and willingness of broker-dealers to sell the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock.

     In addition, the common shares of the company were suspended from trading on The Toronto Stock Exchange on June 11, 1998 due to the failure of the Company to provide the required financial information and filings. Securities suspended from trading on the Toronto Exchange which have not been approved for reinstatement will be automatically delisted after a period of one year. To obtain approval for reinstatement, suspended companies are required to fulfill original listing requirements for new listings. During the term of the suspension, the original listing requirements of The Toronto Stock Exchange were revised and increased. Under these requirements, companies suspended from trading are required to fulfil listing requirements made of new listings. The Company does not currently meet the minimum net worth requirement of Cdn. $7,500,000. However, management expects the Company to be able to meet this requirement following its anticipated private placement of a combination of debt and/or equity in the amount of $3,000,000 to $5,000,000. See "Liquidity and Capital Resources." Consequently, management expects to move forward with a new listing application following completion of the recapitalization efforts referenced above.

APPLICABILITY OF RULES RELATING TO LOW-PRICED STOCK

     The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5 per share, subject to certain exceptions. Unless the Common Stock is listed on the Nasdaq National Market or the Nasdaq SmallCap Market, it will be deemed to be "penny stock" and will continue to be subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. These rules adversely effect the ability and willingness of broker-dealers to sell the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock.

EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION

     As of March 31, 1998, there were outstanding warrants for the purchase of an aggregate of 1,342,293 shares of Common Stock at an exercise price of $.77 to $6.50 per share. In addition, as of March 31, 1998, there were outstanding options granted under the Company's stock option plan to purchase up to 173,500 shares of Common Stock at exercise prices ranging from Cdn. $1.00 to Cdn. $4.15 per share. In the event that the outstanding warrants and options are exercised, the holders will be given the opportunity to profit from a rise in the market price of the underlying shares. This may have certain dilutive effects on, and a materially depressive effect on, the market price for the Common Stock. The terms on which the Company could obtain additional capital during the life of such warrants and options may be adversely affected because the holders may be expected to exercise them at a time when the Company might otherwise be able to obtain comparable additional capital in a new offering of securities at a price per share greater than the exercise price of such options and warrants. As a result, the existence and possible exercise of such options or warrants could have a material adverse effect on the Company's ability to raise capital through the sale of its equity securities.

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

     The Company continues to evaluate its remaining principle software packages and believes that existing available upgrades will mitigate the risk of significant operational problems. However, the Company has not completed an assessment of its hardware and other systems, including those of vendors, customers and other third parties. Until a complete assessment is completed, the Company is unable to estimate the total expense of assuring that all of its software and hardware are Year 2000 compliant. The Company plans to complete these assessments no later than June 1999.

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

     European Facilities

     In connection with the distribution of the Company's products in Europe, Geographics--Europe leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $13,600, triple net, and expires on February 14, 2006.

     Australian Facilities

     In connection with the distribution of the Company's products in Australia, Geographics--Australia leases 5,000 square feet of warehouse space near Brisbane, Australia. The lease requires lease payments of $3,400 per month, triple net (with annual review of the rental rate beginning in August
1997), and expires on August 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     In its Form 10-Q filed with the Securities and Exchange Commission on April 29, 1998 for the period ending December 31, 1997, the Company reported that in July 1997, three related class actions were filed against it, its then Chairman of the Board, Ronald S. Deans, and its then chief financial officer, Terry A. Fife. These suits alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In August 1998, the Company, its insurance carrier and the plaintiffs reached an agreement to settle the lawsuits, which had previously been consolidated as one lawsuit (the "Settlement"). On October 30, 1998, the judge presiding over this lawsuit approved the Settlement. Under the terms of the Settlement, the plaintiffs received a cash payment of $1.6 million without any admission of liability or wrongdoing by the defendants. In light of the defendants' insurance carrier's proposed substantial contribution to any final settlement amount, the Company does not believe that the funding of the settlement will have a material impact on its financial condition or operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
     MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock began trading on the Nasdaq National Market under the symbol "GGIT" on March 8, 1996. From May 5, 1995 to March 7, 1996 the Company's Common Stock traded on the OTC Bulletin Board under the symbol "GGIT".

     The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board or the Nasdaq National Market System, as the case may be, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended March 31, 1997.

1997                                    HIGH   LOW
----                                    ----   ---
First Quarter (June 30, 1996)           $6.94  $4.75
Second Quarter (September 30, 1996)     $5.96  $2.88
Third Quarter (December 31, 1996)       $5.38  $2.75
Fourth Quarter (March 31, 1997)         $5.25  $3.25

1998                                    HIGH   LOW
----                                    ----   ---
First Quarter (June 30, 1997)           $3.48  $0.88
Second Quarter (September 30, 1997)     $1.16  $0.44
Third Quarter (December 31, 1997)       $1.00  $0.33
Fourth Quarter (March 31, 1998)         $0.63  $0.27

     The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 31, 1998, there were approximately 272 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends at any time during the two fiscal year period ending on March 31, 1998. The Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. Specifically, the Company's current bank facilities restrict its ability to pay dividends.

     On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes (the "Notes") pursuant to exemption under
Section 4(2) of the Securities Act of 1933, as amended. One $50,000 Note was issued to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, and one $50,000 Note was issued to William T. Graham, a Director of the Company. The Notes bear interest at a rate equal to the prime rate (as determined by U.S. Bank National Association ("U.S. Bank")) plus two percent (2%) per annum. The Notes are subordinated to the Company's senior indebtedness to U.S. Bank and are convertible into shares of the Company's common stock at $0.3927 per share. Proceeds from the sale of the Notes were used to fund the Company's operations when the Company had reached its borrowing limit under its credit facilities with U.S. Bank and had no other sources of working capital.

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

                          STATEMENT OF OPERATIONS DATA

                              1994          1995          1996          1997          1998
                          ------------  ------------  ------------  ------------  ------------
Sales                     $ 6,901,845   $10,186,136   $16,075,363   $17,051,142   $24,097,845
Cost of sales               4,488,176     5,881,649    10,343,463    16,522,236    21,035,139
Gross margin                2,413,669     4,304,487     5,731,900       528,906     3,062,706
Selling, general and
administrative              2,981.861     2,873,476     4,185,331     8,127,710    11,074,425
Amortization of goodwill      479,300       639,067       159,768            --            --
                          -----------   -----------   -----------   -----------   -----------
Income (loss) from
operations                 (1,047,492)      791,944     1,386,801    (7,598,804)   (8,011,719)
Other income (expense)        209,521        15,398       130,684        24,907       (38,365)
Gain (loss) on sales of
property and equipment        (12,687)      (13,468)         (594)      (86,048)     (159,406)
Reserve for impairment
on EDP
installation-in-progress           --            --                    (620,759)           --
Interest expense             (356,060)     (457,499)     (539,394)     (805,079)   (1,413,219)
                          -----------   -----------   -----------   -----------   -----------
Income (loss) before
provision for income
taxes                      (1,206,718)      336,375       977,497    (9,085,783)   (9,622,709)
Income tax provision
(benefit)                      34,800      (411,367)      332,350       (55,972)           --
                          -----------   -----------   -----------   -----------   -----------
Income (loss)
From Continuing
Operations                  1,241,518       747,742       645,147    (9,029,811)   (9,622,709)
                          ===========   ===========   ===========   ===========   ===========

Income (loss) from
continuing operations per
average common share
outstanding               $     (0.28)  $      0.16   $      0.10   $     (0.97)  $     (1.00)
                          ===========   ===========   ===========   ===========   ===========

Income from discontinued
operations per average
common share outstanding           --            --   $      0.09   $      0.12   $      0.10
                          ===========   ===========   ===========   ===========   ===========

Income From
Discontinued Operations
net of income taxes in
1996 of $302,329*                                         586,877     1,079,510       973,091
Net Income (loss)         $(1,241,518)  $   747,742   $ 1,232,024   $(7,950,301)  $(8,649,618)
Net income (loss) per
average common share
outstanding               $     (0.28)  $      0.16   $      0.19   $     (0.85)  $     (0.90)
Weighted average shares
outstanding used in
computing per share
data                        4,424,535     4,549,101     6,606,499     9,322,278     9,626,335

* Substantially all sales in years 1995, 1994 were from Lettering Signage.

                              BALANCE SHEET DATA:


For the year ended:      1994        1995        1996(1)      1997(1)        1998
                      ----------  -----------  -----------  -----------  ------------
Working capital        $ 869,651  $ 1,836,436  $ 5,886,703   $  401,550  ($8,795,125)
Total assets           6,788,067   10,614,673   24,738,041   30,245,701   25,344,965
Long-term
obligations, less
current portion        2,484,634    3,319,948    3,690,360    4,322,371    4,853,254
Stockholders' equity   1,471,514    2,803,341    9,989,852    7,917,023     (427,218)

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

     Signage and lettering sales for fiscal year 1997 increased 4% to $6,789,364 from $6,538,272 in fiscal year 1996. The majority of the increase in signage and lettering sales was due to increased sales to OfficeMax.

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

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. The Company has experienced working capital shortfalls, which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1999, operating losses totaled $3,347,175, and the Company experienced positive operating cash flows of $8,297,015.

     At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $5.5 million subject to a borrowing base limitation of 70% of the value of the Company's eligible accounts and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

     Since May 1997, borrowings under the Company's revolving credit facility exceeded the permitted borrowing limitations. In addition, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1999 and 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

     In May of 1999, the Company secured agreement from its principal lender, U.S. Bank, to extend the fifth forbearance agreement until June 30, 1999. Further, an extension of credit over and above the borrowing base in the amount of $750,000 has been granted. Discussions with alternate lenders are currently under way. It is management's intention to restructure all debt to terms that are consistent with the Company's cash flow, and to raise $3,000,000 to $5,000,000 of debt, equity, or a combination of both via private placement offering for recapitalization of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

(a) Report of Moss Adams LLP regarding Financial Statements                  F-1
(b) Consolidated Balance Sheets as of March 31, 1998 and 1997                F-2
(c) Consolidated Statements of Income for the years ended March 31, 1998,
1997 and 1996                                                                F-3
(d) Consolidated Statements of Stockholders' Equity for the years ended
March 31, 1998, 1997 and 1996                                                F-4
(e) Consolidated Statements of Cash Flows for the years ended March 31,
1998, 1997 and 1996                                                          F-5
(f) Notes to Consolidated Financial Statements                               F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets for the names, ages and positions with the Company of the executive officers and directors of the Company as of May 24, 1999. None of the current directors were directors during the year ended March 31, 1998. Directors are elected for one year terms or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are at the discretion of the Board.


NAME                AGE                         POSITION
----                ---  -------------------------------------------------------
James L. Dorman     66   Chairman of the Board of Directors and Chief Executive
                         Officer
William T. Graham   74   Director
C. Joseph Barnette  57   Director

     James L. Dorman is the Chairman and Chief Executive Officer Chairman of the Board of Intercontinental Trading, Ltd., a position he has held President and Chief Executive Officer since 1984. Intercontinental Trading specializes in assisting smaller companies with importing and exporting issues. In addition, Mr. Dorman is the Chairman and Chief Executive Officer of Amalga Composites, Inc., a position he has held since 1989. Amalga designs, engineers and manufacturers composite components parts. Mr. Dorman is also a stockholder, director and officer of Panint Electric Ltd. of Hong Kong, a developer and manufacturer of consumer home products.

     William T. Graham was a shareholder, officer and director and co-founder of Uniek, Inc. from 1987 until July 1998. Uniek is engaged in the business of crafts, photo frames and photo albums which are distributed to the mass market and office superstores. Mr. Graham sold his interest in Uniek in July, 1998. In 1949, Mr. Graham founded W.T. Rogers, Inc. ("W.T. Rogers"). Under Mr. Graham's leadership, W.T. Rogers became a leading manufacturer and supplier of office products to mass market retailers and office superstores. In 1990, the year before W.T. Rogers was merged with a wholly-owned subsidiary of Newell, Inc., its sales had reached $45,000,000 annually.

     C. Joseph Barnette is the co-founder and President of Kent Adhesive Products Company ("KAPCO"), a privately held adhesive products company, a position he has held since KAPCO's beginning in 1972.

BOARD AND COMMITTEE MEETINGS

     During the fiscal year ended March 31, 1998, there were two meetings of the Board. Each of the incumbent directors attended at least 75% of the meetings of the Board.

     As of the end of the fiscal year ended March 31, 1998, the Company had established two standing committees of the Board: an Audit Committee and a Compensation Committee.

     The Audit Committee's function is to make recommendations concerning the effectiveness of the Company's internal auditing methods and procedures, to determine through discussions with independent auditors whether any limitations or restrictions have been placed upon them connection with either the scope of the audit or its implementation, review the Company's financial statements and related notes with the auditors to ensure that the statements and notes fully disclose all material facts of the Company, and to recommend approval or non-approval of such financial statements and related notes. The Audit

Committee met one time during the fiscal year ended March 31, 1998, with all members attending such meeting.

     The Compensation Committee's function is to monitor and make recommendations with respect to compensation of senior officers, as well as the granting of stock options and stock awards. The Compensation Committee met one time during the fiscal year ended 1998, with all members attending such meeting.

     No Compensation Committee report is included since the members of the Compensation Committee during the year ended March 31, 1998 are no longer directors of the Company.

BOARD INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended March 31, 1998, Ronald S. Deans served as a member of the Compensation Committee. During that fiscal year, Mr. Deans was the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and the Chairman of the Company's Board of Directors. Mr. Deans is also the father of Mark G. Deans and R. Scott Deans, former Executive Vice President--Sales and Marketing and Executive Vice President--Operations, respectively, of the Company.

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

     To the Company's knowledge, based solely on its review of copies of all
Section 16(a) reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's directors and officers were complied with during the fiscal year ended March 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows compensation paid by the Company for services rendered during its fiscal years ended March 31, 1996, 1997 and 1998 to (a) the Company's Chief Executive Officer and (b) the two most highly compensated individuals (other than the Chief Executive Officer) who were serving as executive officers of the Company at March 31, 1998 and whose total annual salary and bonus for the fiscal year ended March 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers"). None of the current directors or executive officer was an executive officer during these periods.

                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION           LONG-TERM
                            --------------------------       COMPENSATIONS
                                                             AWARDS
                                                             SECURITIES
NAME AND PRINCIPAL                                           UNDERLYING          ALL OTHER
POSITION              YEAR    SALARY        BONUS            OPTIONS(#)       COMPENSATION(1)
--------------------  ----  ----------  --------------  --------------------  ---------------
Ronald S. Deans,      1998    $264,018         $     0           0                  $5,559
Chairman, President   1997    $275,000          86,379           0                  --
& CEO                 1996    $234,000          87,629        30,0000               --
Mark G. Deans
Executive Vice
                      1998    $130,738         $     0           0                  $  674
President-Sales and   1997    $149,903         $29,531           0                  --
Marketing             1996    $111,694         $28,184         32,000               --
R. Scott Deans        1998    $124,969         $     0           0                  $  674
Executive Vice        1997    $149,221         $29,531           0                  --
President-Operations  1996    $111,694         $28,184         32,000               --


(1) The amount reported for Ronald S. Deans includes $4,680 life insurance premium paid by the Company on Mr. Deans' behalf. All other amounts reflected in the column reflect 401(k) matching amounts paid by the Company. The Company matches employee 401(k) contributions with Common Stock.

STOCK OPTION GRANTS AND EXERCISES

     The Company did not grant any stock options during the fiscal year ended
March 31, 1998.   In addition, none of the Named Executive Officers exercised any stock options held by any of them during the fiscal year ended March 31, 1998.

DIRECTOR COMPENSATION

     The Company pays each director a fee of $500 per month plus $750 for each meeting of the Company's Board of Directors attended. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of meetings of the Company's Board of Directors.

EMPLOYMENT AGREEMENTS

     The Company had no written employment agreements with any of its directors or officers as of March 31, 1998.

ITEM 12.  STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN OTHER HOLDERS

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as May 21, 1999 with respect to (i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and executive officers as a group. Unless otherwise noted, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. This table is based upon information supplied to the Company by directors, officers, and principal shareholders.

                                                    NUMBER OF SHARES   PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED   OWNED
-------------------------------------------------  ------------------  -------
Dean Family Limited Partnership (1)
8373 Semiahmoo Drive
Blaine, WA  98230                                      1,225,537        12.5%

Fidel Garcia Carrancedo (2)
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231                                      1,001,968        10.2%

Wellington Management Company LLP (3)
75 State Street
Boston, MA  02109                                       780,000         7.9%

William T. Graham (4)
4918 Femrite Drive
Madison, WI  53716                                      446,678         4.5%

James L. Dorman (5)
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231                                       510,011         4.9%

C. Joseph Barnette
1000 Cherry St.
Kent, OH  44240-7520                                       0              *

Total Executive Officers and Directors as a Group
(3 persons) (6)                                         956,689         9.1%

1)   The Deans Family Limited Partnership has not filed a Schedule 13D or
     Schedule 13G with respect to its holdings. The share ownership of The Deans Family Limited Partnership is based solely upon information previously provided to the Company, and the Company is unable to independently verify such information. The Company had been previously informed that these shares are held for the benefit of Ronald S. Deans, Mark G. Deans and R. Scott Deans. Ronald Deans was the Company's former Chief Executive Officer. Mark Deans and Scott Deans are former officers of the Company.

(2) Fidel Garcia Carrancedo has not filed a recent Schedule 13D or Schedule 13G with respect to his holdings. The share ownership of Fidel Garcia Carrancedo is based solely upon information previously provided to the Company, and the Company is unable to independently verify this information.

(3) This information is based on a report on Schedule 13G dated February 9, 1999 (the "Schedule 13G") filed by Wellington Management Company LLP. Based on the Schedule 13G, these shares are held of record by clients of Wellington Management LLP. Such clients have the power to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Based upon the Schedule 13G, no client of Wellington Management Company LLP is known to have such right or power with respect to more than 5% of the shares.

(4) Includes 126,678 shares of Common Stock issuable upon conversion of the $50,000 Convertible Subordinated Note. See "Certain Relationships and Related Transactions."

(5) Consists of currently exercisable options to purchase 327,778 shares of Common Stock, options that become exercisable within 60 days to purchase 55,555 shares of Common Stock and 126,678 shares of Common Stock issuable upon conversion of the $50,000 Convertible Subordinated Note. See "Certain Relationships and Related Transactions."

(6) Includes currently exerciable options to purchase 327,778 shares of Common Stock options that became exercisable within 60 days to purchase 55,555 shares of Common Stock and 253,356 shares of Common Stock issuable upon conversion of the two $50,000 Convertible Subordinated Notes. See "Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. List of documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS

            (a)  Report of Moss Adams LLP regarding Financial
                 Statements

            (b)  Consolidated Balance Sheets as of March 31, 1998
                 and 1997

            (c) Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

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

     2. EXHIBITS FILED AS PART OF THIS REPORT

EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  -----------------------
3.1             Restated Articles of Incorporation of Geographics, Inc.
                (incorporated by reference to Exhibit 3.1 to the Registration
                Statement on Form 10, as amended, filed on September 12, 1995).

3.2 Restated Bylaws of Geographics, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10, as amended, filed on September 12, 1995).

10.1            Business Loan Agreement, dated as of February 13, 1996 (the
                "Loan Agreement"), between Geographics, Inc. and U.S. Bank of
                Washington, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1997).

10.2            Promissory Note, dated February 13, 1996, made by Geographics,
                Inc. payable to U.S. Bank of Washington, N.A., pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1997).

10.3            Loan and Security Agreement, dated as of July 10, 1992, between
                Geographics, Inc. and U.S. Bank of Washington, N.A.
                (incorporated by reference to Exhibit 10.3 to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997).

10.4            Master Equipment Lease Agreement, dated as of May 22, 1996 (the
                "Master Lease"), between Geographics, Inc. and KeyCorp Leasing
                Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March
                31, 1997).

10.5            Subordination Agreement, dated as of May 22, 1996, among U.S.
                Bank of Washington, N.A., c/o U.S. Bancorp Mortgage Company and
                KeyCorp Leasing Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1997).

10.6            Equipment Schedule No.  4 to the Master Lease, dated as of
                December 4, 1996, between Geographics,  Inc. and KeyCorp
                Leasing Ltd. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March
                31, 1997).

10.7            Equipment Schedule No.  4 to the Master Lease, dated as of May
                23, 1997, between Geographics, Inc. and KeyCorp Leasing Ltd.
                (incorporated by reference to Exhibit 10.7 to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1997).

10.8   Agreement for Sale of Business, dated November 26, 1996, between
       Geographics, Inc. and Graham's Graphics Pty. Ltd. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

10.9 Form of Stock Option Agreement relating to options granted by Geographics, Inc. prior to the adoption of the Geographics, Inc. 1996
       Stock Option Plan (incorporated by reference to Exhibit 10.9 to the
       Company's Annual Report on Form 10-K for the year ended March 31, 1997).

10.10  Geographics, Inc. 1996 Stock Option Plan (incorporated by reference to
       Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on November 26, 1996).

10.11  Form of Stock Option Agreements issued pursuant to the Geographics, Inc.
        1996 Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 filed on November 26,
       1996).

10.12  Form of Subscription Agreement (the "Subscription Agreement") between
       Geographics, Inc. and each of the persons participating in a private placement of units consisting of common stock and warrants completed in May 1996 (the "Private Placement") (incorporated by reference to Exhibit
       10.12 to the Company's Annual Report on Form 10-K for the year ended
       March 31, 1997).

10.13  Warrant Indenture, dated as of February 4, 1997 (the "Warrant
       Agreement") between Geographics, Inc. and Montreal Trust Company of
       Canada relating to the warrants issued in the Private Placement
       (incorporated by reference to Exhibit 10.13 to the Company's Annual
       Report on Form 10-K for the year ended March 31, 1997).

10.14 Form of Warrant to Purchase Common Stock issued in the Private Placement pursuant to the Warrant Agreement (incorporated by reference to Exhibit
       10.14 to the Company's Annual Report on Form 10-K for the year ended
       March 31, 1997).

10.15 Form of Registration Rights Agreement between Geographics, Inc. and each purchaser of units sold in the Private Placement (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

10.16  Financial Advisory Agreement, dated August 6, 1997, between Geographics,
       Inc. and Cruttenden Roth, Incorporated (incorporated by reference to
       Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.17  Subscription Agreement, dated October 9, 1997, between Geographics, Inc.
       and First Prudential Investment Fund, Inc. (incorporated by reference to
       Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.18  Amended and Restated Asset Purchase Agreement by and among Geographics,
       Inc., Identity Group, Inc., and U.S. Bank National Association, dated
       May 4, 1998 (incorporated by reference to Exhibit 10.18 to the Company's
       Report on Form 8-K filed on June 29, 1998).

10.19  Escrow Agreement by and among Geographics, Inc., Identity Group, Inc.,
       U.S. Bank National Association and Lawyers Title Insurance Corporation, dated May 4, 1998 (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 8-K filed on June 29, 1998).

10.20  Third Forbearance Agreement, between U.S. Bank, N.A. and Geographics,
       Inc., dated May 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
       30, 1998).

10.21  Fourth Forbearance Agreement, between U.S. Bank, N.A. and Geographics,
       Inc., dated November 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
       December 31, 1998).

10.22  Convertible Subordinated Note between Geographics, Inc. and James L.
       Dorman, dated April 29, 1999, filed herewith.

10.23  Convertible Subordinated Note between Geographics, Inc. and William T.
       Graham, dated April 29, 1999, filed herewith.

11.1   Statement regarding computation of per share earnings.

21.1   List of the subsidiaries of Geographics, Inc.

23.1   Consent of Moss Adams LLP.

27.1   Financial Data Schedule.

B. No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of June, 1999.

     GEOGRAPHICS, INC.
     By:        /s/ James L. Dorman
                -------------------
                James L. Dorman
                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


     /s/ James L. Dorman
     --------------------
     James L. Dorman
     Chief Executive Officer
     and Chairman of the Board


     /s/ William T. Graham
     --------------------
     William T. Graham
     Director


     /s/ C. Joseph Barnette
     --------------------
     C. Joseph Barnette
     Director

                                                               GEOGRAPHICS, INC.
                                                               TABLE OF CONTENTS
                                                   MARCH 31, 1998, 1997 AND 1996





                                                                            PAGE
                                                                            ----
              INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . .  F-1


              CONSOLIDATED FINANCIAL STATEMENTS

                  Balance Sheet . . . . . . . . . . . . . . . . . . . . . .  F-2

                  Statement of Operations . . . . . . . . . . . . . . . . .  F-3

                  Statement of Stockholders' Equity (Deficit) . . . . . . .  F-4

                  Statement of Cash Flows . . . . . . . . . . . . . . . . .  F-5

                  Notes to Financial Statements. . . . . . . . . . . . . . . F-


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Geographics, Inc.

We have audited the accompanying consolidated balance sheets of Geographics, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above, present fairly in all material respects, the consolidated financial position of Geographics, Inc. as of March 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has incurred substantial losses in 1998 and 1997 and is out of compliance with its borrowing agreements, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Bellingham, Washington
September 22, 1998

                                                               GEOGRAPHICS, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                         MARCH 31, 1998 AND 1997


                                     ASSETS


                                                           1998         1997
                                                        -----------  -----------
CURRENT ASSETS
  Cash                                                     $316,078     $408,757
  Accounts receivable
     Trade receivables, net of allowance for doubtful
        accounts, sales returns and cash discounts of
        $930,958 in 1998 and $814,841 in 1997             4,164,861    6,654,500
     Other receivables                                      148,050      993,243
  Inventory, net of allowance for obsolete inventory
     of $586,000 in 1998 and $1,290,000 in 1997           6,763,508    9,457,874
  Prepaid expenses, deposits, and other current assets      731,307      893,483
                                                        -----------  -----------
        Total current assets                             12,123,804   18,407,857
PROPERTY, PLANT AND EQUIPMENT, net                       12,881,118   10,832,231
OTHER ASSETS                                                340,043    1,005,613
                                                        -----------  -----------
TOTAL ASSETS                                            $25,344,965  $30,245,701
                                                        ===========  ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


          CURRENT LIABILITIES
            Bank overdrafts                      $301,716    $467,446
            Note payable to bank               11,300,808   8,649,390
            Accounts payable                    3,285,467   2,421,768
            Accrued liabilities                 2,680,594   2,145,030
            Note payable to officer/director   -              850,000
            Current portion of long-term debt   3,350,344   3,472,674
                                               ----------  ----------
                  Total current liabilities    20,918,929  18,006,307
          LONG-TERM DEBT                        4,853,254   4,322,371
                                               ----------  ----------
                  Total liabilities            25,772,183  22,328,678
                                               ----------  ----------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
No par common stock - 100,000,000 authorized, 9,857,252 and
9,467,877 issued and outstanding in 1998 and 1997, respectively                  15,769,018   15,574,018
  Foreign currency translation adjustment                                            33,899      (76,478)
  Accumulated deficit                                                           (16,230,135)  (7,580,517)
                                                                                -----------  -----------
        Total stockholders' equity (deficit)                                       (427,218)   7,917,023
                                                                                -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $25,344,965  $30,245,701
                                                                                ===========  ===========

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                       YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                  1998          1997               1996
                                               -----------   -----------      --------------
SALES
  Wholesale sales                                 $24,097,845   $17,051,142     $13,220,428
  Related party sales                                       -             -       2,854,935
                                                 ------------  ------------   -------------
    Total sales                                    24,097,845    17,051,142     16,075,363
COST OF SALES                                      21,035,139    16,522,236      10,343,463
                                                 ------------  ------------   -------------
     Gross margin                                   3,062,706       528,906       5,731,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       11,074,425     8,127,710       4,185,331
AMORTIZATION OF GOODWILL                                    -             -         159,768
                                                 ------------  ------------   -------------
     Income (loss) from operations                 (8,011,719)   (7,598,804)      1,386,801
                                                 ------------  ------------   -------------
OTHER INCOME (EXPENSE)
  Other income                                              -        24,907         130,684
  Miscellaneous expense                               (38,365)            -               -
  Loss on sales of property and equipment            (159,406)      (86,048)           (594)

     Reserve for impairment on EDP
     installation-in-progress                               -      (620,759)              -

  Interest expense                                 (1,413,219)     (805,079)       (539,394)
                                                 ------------  ------------   -------------
     Total other income (expense)                  (1,610,990)   (1,486,979)       (409,304)
                                                 ------------  ------------   -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (9,622,709)   (9,085,783)        977,497
INCOME TAX PROVISION (BENEFIT)                              -       (55,972)        332,350
                                                 ------------  ------------   -------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS       (9,622,709)   (9,029,811)        645,147
INCOME FROM DISCONTINUED OPERATIONS,
net of income taxes in 1996 of $302,329                973,091     1,079,510        586,877
                                                 ------------  ------------   -------------
NET INCOME (LOSS)                                 $(8,649,618)  $(7,950,301)  $   1,232,024
                                                 ============  ============   =============
BASIC EARNINGS PER SHARE
  Income (loss) from continuing operations             $(1.00)       $(0.97)   $       0.10
                                                 ============  ============   =============
  Discontinued operations                               $0.10         $0.12    $       0.09
                                                 ============  ============   =============
  Net income (loss)                                    $(0.90)       $(0.85)   $       0.19
                                                  ============  ============  =============
DILUTED EARNINGS PER SHARE
  Income (loss) from continuing operations             $(1.00)       $(0.97)   $       0.09
                                                 ============  ============   =============
  Discontinued operations                               $0.10         $0.12    $       0.08
                                                 ============  ============   =============
  Net income (loss)                                    $(0.90)       $(0.85)   $       0.17
                                                 ============  ============   =============
SHARES USED IN COMPUTING EARNINGS PER SHARE
  Basic                                             9,626,335     9,322,278       6,606,499
                                                 ============  ============   =============
  Diluted                                           9,626,335     9,322,278       7,204,220
                                                 ============  ============   =============

                                                               GEOGRAPHICS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                              Foreign
                                                              Currency     Retained
                                     Common Stock             Translation  Earnings
                                     ------------
                                     Shares     Amount        Adjustment   (Deficit)      Total
                                     ------     ------        ----------   ---------      -----
BALANCE, March 31, 1995              5,176,213  $ 3,665,581   $        -     $ (862,240)  $ 2,803,341
Proceeds from issuance
of common stock                        520,000    1,986,100            -              -     1,986,100
Notes payable, debentures and other
liabilities converted to common
stock                                1,540,371    2,169,233            -              -     2,169,233
Common stock issued for cash on
exercise of stock options and
warrants,
including income tax benefit           768,000    1,799,154            -              -     1,799,154
Net income                                   -            -            -      1,232,024     1,232,024
                                             -            -            -   ------------   -----------
BALANCE, March 31, 1996              8,004,584    9,620,068            -        369,784     9,989,852
Proceeds from issuance of
common stock                         1,269,293    6,114,062            -              -     6,114,062
Notes payable, converted to
common stock                            30,000       52,005            -              -        52,005
Common stock issued for acquisition
of subsidiary                           50,000      200,000            -              -       200,000
Common stock issued for cash on
exercise of stock options and
warrants                               114,000      345,883            -              -       345,883
Revision of estimate of income tax
benefit from exercise of stock
options
and warrants                                 -     (758,000)           -              -      (758,000)
Foreign currency translation
adjustment                                   -            -      (76,478)             -       (76,478)
Net loss                                     -            -            -     (7,950,301)   (7,950,301)
                                             -            -            -   ------------   -----------
BALANCE, March 31, 1997              9,467,877   15,574,018      (76,478)    (7,580,517)    7,917,023
Proceeds from issuance of common
stock                                  389,375      195,000            -              -       195,000
Foreign currency translation
adjustment                                   -            -      110,377              -       110,377
Net loss                                     -            -            -     (8,649,618)   (8,649,618)
                                     ---------  -----------     --------   ------------   -----------
BALANCE, March 31, 1998              9,857,252  $15,769,018     $ 33,899   $(16,230,135)  $  (427,218)
                                     =========  ===========     ========   =============  ===========

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                          Increase (Decrease) in Cash

                                                                                          1998          1997          1996
                                                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
                   Net income (loss)                                                      $(8,649,618)  $(7,950,301)  $ 1,232,024
Adjustments to reconcile net income to net
cash flows from operating activities
                   Depreciation and amortization                                            1,849,706     1,372,292     1,124,999
                   Deferred income taxes                                                            -       404,000       125,000
                   Loss on sales of property and equipment                                    159,406        86,048           594
                   Reserve for impairment on EDP installation-in-progress                           -       620,759             -
                   Services rendered in exchange for common stock                             195,000             -             -
Changes in noncash operating assets and liabilities
                   Trade receivables                                                        2,489,639    (1,500,098)   (2,561,832)
                   Related party receivables                                                        -       899,422      (560,447)
                   Other receivables                                                          845,193      (930,671)       (3,357)
                   Inventory                                                                2,694,366      (121,153)   (6,238,118)
                   Prepaid expenses, deposits and other current assets                        162,176       (44,402)     (517,278)
                   Accounts payable                                                           863,699      (212,830)    1,315,997
                   Accrued liabilities                                                        535,564       920,286       814,756
                   Income tax payable                                                               -      (145,278)      336,645
                                                                                          -----------   -----------   -----------
                                                Net cash flows from operating activities    1,145,131    (6,601,926)   (4,931,017)
                                                                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
                   Increase in (repayment of) bank overdrafts                                (165,729)      467,445             -
                   Net borrowings on note payable to bank                                   2,651,418     3,326,451     3,139,463
                   Proceeds from long-term debt borrowings                                          -     2,333,526     1,003,029
                   Repayment of long-term debt                                             (1,790,535)     (875,134)     (467,986)
                   Proceeds from notes payable to officers and directors                            -             -     2,452,573
                   Repayments of notes payable to officer/directors                          (850,000)     (362,706)     (398,629)
                   Proceeds from issuance of common stock                                           -     6,459,945     2,827,254
                   Foreign currency translation                                               110,377       (76,478)            -
                                                                                          -----------   -----------   -----------
                                                Net cash flows from financing activities      (44,469)   11,273,049     8,555,704
                                                                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
                   Purchase of plant and equipment                                         (1,933,911)   (4,159,500)   (3,296,165)
                   Proceeds from sales of equipment                                            75,000        50,887        16,741
                   Net advances from (repayments to) partnerships                                   -       (34,484)      (56,786)
                   (Increase) decrease in other assets                                        665,570      (169,297)     (253,797)
                                                                                          -----------   -----------   -----------
                                                Net cash flows from investing activities   (1,193,341)   (4,312,394)   (3,590,007)
                                                                                          -----------   -----------   -----------
NET CHANGE IN CASH                                                                            (92,679)      358,729        34,680
CASH, beginning of year                                                                       408,757        50,028        15,348
                                                                                          -----------   -----------   -----------
CASH, end of year                                                                         $   316,078   $   408,757   $    50,028
                                                                                          ===========   ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
                   Financing obtained in acquisition of equipment                         $ 2,199,088   $ 1,989,895   $ 1,110,242
                                                                                          ===========   ===========   ===========

Issuance of common stock in exchange for        $195,000  $ -         $ -
                                                ========  =========   ==========
services rendered
Issuance of common stock on conversion of
notes payable,
debentures and other liabilities                $ -       $  52,005   $2,169,233
                                                ========  =========   ==========
Issuance of common stock for acquisition of     $ -       $ 200,000   $ -
                                                ========  =========   ==========
subsidiary
Income tax benefit (expense) related to
exercise of stock
options and warrants                            $ -       $(758,000)  $  958,000
                                                ========  =========   ==========

NOTE 1 - DESCRIPTION OF OPERATIONS

     Geographics, Inc. (the "Company") is a Wyoming corporation with its offices and main manufacturing facilities located in Blaine, Washington. The Company also has warehouse/distribution facilities near London, England, and Sydney, Australia and a warehouse/distribution facility in Bellingham, Washington. The Company is a manufacturer of designer stationeries, value-added papers, lettering, signage and graphic art products (see Note 16 regarding the sale of certain business operations).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Geographics (Europe) Limited, Geographics Pty. Limited and Geographics Marketing Canada Inc. Significant intercompany transactions have been eliminated in consolidation. On July 1, 1996, a merger between the Company and Grahams Graphics Pty. Ltd., an Australian distributor, was completed. In connection with this transaction, the Company issued 50,000 shares of common stock, valued at approximately $200,000 (approximate market value), assumed liabilities of approximately $150,000 and paid cash of $40,000. This merger was accounted for as a purchase, with no goodwill recognized on the transaction.

     CASH AND EQUIVALENTS - For purposes of the statement of cash flows, cash and equivalents include cash on deposit with banks and other highly liquid investments with original maturities of ninety days or less.

     CASH AND OVERDRAFT BALANCES - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     The nature and content of bank overdrafts include disbursements from the payroll checking account which are covered via transfers of funds from the general operating cash account as payroll checks are presented for payment. The Company also has an account for which the bank funds disbursements as they are presented for payment via an overnight investment sweep account.

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

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Depreciation is provided based on useful lives of three to forty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation expense was $1,729,706, $1,280,801 and $894,570 during the years ended March 31, 1998, 1997 and 1996, respectively.

     FEDERAL INCOME TAXES - The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities represent the estimated tax effects of future deductible or taxable amounts attributed to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. This method also allows recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits

See accompanying notes to these consolidated statements.

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

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The following significant estimates are included in the financial statements.

     o DEPRECIATION - Depreciation represents an expense allocation matching asset costs to revenue earned over the estimated lives of assets owned by the Company. Periodically, the Company re-evaluates the lives and methods of depreciation applied to its property and equipment and considers such things as general condition and utility, technological status and economic viability. Such evaluations may result in the Company's revision and adjustment of asset carrying values in relatively short-term time periods.

     o PROPERTY, PLANT AND EQUIPMENT - It is the Company's policy to record property, plant and equipment and other long-lived assets at historical cost and depreciate these assets over their expected useful life. The Company has sustained significant losses as shown in the accompanying consolidated financial statements and described in
          Note 15, and may be unable to continue as a going concern. It is reasonably possible that the Company's estimate that it will recover the carrying amount of long-lived assets from future operations will change in the near term.

     o INCOME TAXES - The Company operates in a number of taxing jurisdictions and endeavors to comply with all tax laws as applicable, consistent with minimizing taxes paid by the Company where possible. To comply with these laws the Company must allocate and prorate certain items of revenue and expense in addition to establishing appropriate transfer pricing policies. These allocations and policies are subject to scrutiny and audit which may result in the Company's need to adjust its tax accruals and provisions as a result of its interactions with taxing authorities.

     o SALES RETURNS AND ALLOWANCES - The Company currently estimates an allowance for sales returns as a percentage of sales, based on historical information. Changes in market conditions and demand for the Company's products could result in customers returning products in an amount greater than that currently allowed for. Depending upon the volume of sales returns, such amounts could impact future gross margins.

     o INVENTORY - The Company makes provisions for obsolete inventory by reviewing recent sales information, inventory turnover rates and volumes on hand. The Company will often offer substantial dealer discounts and may enter into agreements with discount distributors to sell slower moving product lines. The provision for obsolete inventory attempts to account for reduced margins expected on slower moving products, however, it is possible that additional discounts or incentives may be necessary to liquidate slow-moving inventory and the provisions for obsolete inventory will need to be increased.

     ADVERTISING COSTS - Advertising costs are charged to expense in the period in which they occur except for direct response advertising which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of advertisements placed with industry related catalogs and are amortized over the period following the mailing date at a rate approximating the rate and timing of customer response. Unamortized advertising costs of $149,609 and $40,950 are included in other assets at March 31, 1998 and 1997, respectively.

     The Company also participates with its customers in cooperative advertising and other promotional programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $1,393,001, $1,924,442 and $867,198 in 1998, 1997 and 1996, respectively.

     EARNINGS PER SHARE - During fiscal 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This Statement superseded Accounting Principles Board (APB) No. 15 Earnings Per Share and establishes standards for computing and presenting earnings per share. All prior years presented have been restated to conform with the new requirements.

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

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

     The following methods and assumptions were used to estimate fair value:

     CASH, RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

     NOTES PAYABLE AND LONG-TERM DEBT - Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of notes payable and long-term debt.

     There were no significant differences as of March 31, 1998 and 1997 in the carrying value and fair value of financial instruments.

     NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending March 31, 1999. Management believes that adoption of these standards will result in some changes in the presentation of its financial information but will not have a material impact on its reported financial condition or results of operation.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on previously reported earnings or financial position.

NOTE 3 - INVENTORY

                                       1998        1997
                                       ----        ----
Raw materials                          $  609,183  $   672,635
Work-in-progress                        1,483,308    3,396,754
Finished goods                          5,257,515    6,678,485
                                       ----------  -----------
                                        7,350,006   10,747,874
Less allowance for obsolete inventory     586,498    1,290,000
                                       ----------  -----------
                                       $6,763,508  $ 9,457,874
                                       ==========  ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                           Accumulated
                                           Depreciation
                                           and           Net Book Value
                                                         --------------
                              Cost         Amortization  1998         1997
                              ----         ------------  ----         ----
Land                            $ 114,563  $          -     $114,563    $ 114,563
Buildings                       3,874,478       852,823    3,021,655    3,070,234
Machinery and equipment         3,706,786     1,656,507    2,050,279    1,635,018
Machinery and equipment
under capital lease             7,107,475     1,274,937    5,832,538    4,281,155
Display racks                   3,287,340     1,659,652    1,627,688    1,155,824
Computers and software            499,615       330,461      169,154      224,229
Automobiles                       187,615       140,139       47,476      258,340
Leasehold improvements             32,415        14,650       17,765       26,790
EDP installation-in-progress            -             -            -       66,078
                              -----------    ----------  -----------  -----------
                              $18,810,287    $5,929,169  $12,881,118  $10,832,231
                              ===========    ==========  ===========  ===========

NOTE 5 - OTHER ASSETS

                      1998        1997
                      ----        ----
Other               $205,808    $236,168
Trademarks           134,235     109,480
Equipment deposits     -         556,390
Setup costs            -         103,575
                    --------  ----------
                    $340,043  $1,005,613
                    ========  ==========

NOTE 6 - FINANCING ARRANGEMENTS

                                                          1998        1997
                                                          ----        ----
Installment notes payable to a bank, fixed interest
rates ranging from 8.825% to 10%, payable in monthly
installments through November 2010, collateralized by
real estate.                                              $2,200,029  $2,408,948

Capital lease obligations collateralized by certain
equipment and fixtures.                                    5,877,633   5,133,327

Installment notes payable to banks, interest rates
ranging from fixed at 9.75% to variable rates from
prime plus 1% to prime plus 1.5%, payable in monthly
installments through October 2000, collateralized by
certain equipment.                                           125,936     252,770
                                                          ----------  ----------
                                                           8,203,598   7,795,045
Less current portion                                       3,350,344   3,472,674
                                                          ----------  ----------
                                                          $4,853,254  $4,322,371
                                                          ==========  ==========

     The prime rate was 8.5% at March 31, 1998 and 1997.

     The Company has a revolving credit agreement with a bank for up to $12,000,000, subject to borrowing base limitations of 80% of eligible accounts receivable and 55% of inventories, net of reserves. Interest on outstanding advances is payable monthly at the bank's prime rate, with a stated due date of April 15, 1998. Total outstanding advances under the revolving credit agreement were $11,300,808 and $8,649,390 at March 31, 1998 and 1997, respectively. The revolving credit agreement and installment notes are collateralized by substantially all of the assets of the Company.

     The revolving credit agreement and term debt (included in installment notes payable above) with the same bank are subject to the "Second Forbearance Agreement" with the bank which acknowledges the Company's default with respect to the original terms of the debt obligations, but allows continued borrowing pursuant to the terms of the forbearance agreement which expires April 15, 1998. On May 1, 1998 the Company and the bank entered into the "Third Forbearance Agreement" which required the Company to sell its signage and lettering, intangible and operating assets (the "Core Business" - see note 16) to a corporation for total consideration of approximately $6.8 million, the net proceeds of which were to be applied to the revolving credit obligation. The Third Forbearance Agreement expires November 1, 1998 and reduces the maximum borrowings under the revolving agreement to $5.5 million during May through July 1998 and $6.0 million during August through October of 1998. The advance rate against eligible accounts receivable was reduced to 70%, and the maximum advance rate against eligible inventory was reduced to $3.5 million. All outstanding obligations with this bank have been shown as currently due, pursuant to the terms of the forbearance agreements.

     At March 31, 1998, the terms of the agreements provide principal payments on long-term debt and capital lease obligations as follows:

      1998                            $3,350,344
      1999                             1,124,757
      2000                             1,175,066
      2001                               957,129
      2002                               705,189
Thereafter                               891,113
                                      ----------
                                      $8,203,598
                                      ==========

     Future minimum lease payments under capital leases together with the present value of minimum lease payments as of March 31, 1998 are as follows:

       1999                                $1,586,211
       2000                                 1,557,436
       2001                                 1,483,659
       2002                                 1,122,109
       2003                                   829,847
 Thereafter                                   825,919
                                           ----------
Total minimum lease payments                7,405,181
Less amount representing imputed interest   1,527,548
                                           ----------
Present value of minimum lease payments    $5,877,633
                                           ==========

NOTE 7 - FEDERAL INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                        1998     1997       1996
                                        ----     ----       ----
Current provision (benefit)             $  -  $(459,972)  $509,679
Deferred provision (benefit)               -    404,000    125,000
                                        ----  ---------   --------
  Total income tax provision (benefit)  $  -  $ (55,972)  $634,679
                                        ====  =========   ========

     Income taxes are allocated between continuing and discontinued operation as follows:

                                               1998     1997       1996
                                               ----     ----       ----
Total income tax provision (benefit)           $  -   $(55,972)  $634,679
Amounts applicable to discontinued operations     -          -    302,329
                                               ----   --------   --------
  Taxes allocated to continuing operations     $  -   $(55,972)  $332,350
                                               ====   ========   ========

     The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                            1998                           1997                   1996
                            ----                           ----                   ----
                            Amount        %        Amount          %        Amount      %
                            ------        -        ------          -        ------      -
 Tax expense (benefit) at
statutory
  rate on continuing
operations                  $(3,272,000)  (34.0)%    $(3,089,000)  (34.0)%    $332,350  34.0%
 Exercise of stock options
  and warrants                   367,000      3.8       (758,000)    (8.2)           -      -
 Other differences, net          548,000      5.6       (350,972)    (3.4)           -      -
 Change in valuation
allowance
  for deferred tax assets      2,027,000     21.1       3,774,000    41.5            -      -
 Benefit absorbed by
income from
  discontinued operations        330,000      3.5         368,000     4.0            -      -
                            ------------  -------  --------------  ------     --------  -----
  Total income tax
provision
   (benefit)                $ -               - %       $(55,972)     (.1)%   $332,350  34.0%
                            ============  =======  =============   ======     ========  =====

     The significant components of deferred income tax expense (benefit) are as follows:

                                                     1998          1997          1996
                                                     ----          ----          ----
 Change in valuation allowance for deferred tax
assets                                               $ 2,027,000   $ 3,774,000   $      -
 Depreciation of plant and equipment                     302,000       244,000     88,000
 Change in tax credit carryforward                             -        34,000    105,000
 Amortization of goodwill and intangibles                 17,000        31,000    (31,000)
 Other differences, net                                  (13,000)       (4,000)   (20,000)
 Change in allowance for doubtful accounts              (259,000)       (8,000)   (38,000)
 Increase in cash surrender value of life insurance       (2,000)      (35,000)         -
 Accruals for financial reporting purposes                 3,000       (50,000)         -
 Inventory differences                                   239,000      (416,000)   (10,000)
 Effect of net operating loss carryforwards           (2,214,000)   (3,162,000)         -
                                                     -----------   -----------   --------
  Total deferred income tax expense (benefit)        $         -   $   404,000   $125,000
                                                     ===========   ===========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                              1998        1997
                                                              ----        ----
Deferred Tax Assets
 Net operating losses                                         $5,476,000  $3,162,000
 Inventory, principally due to additional cost inventoried
for tax purposes
  and financial statement allowances                             236,000     475,000
 Goodwill and intangible assets, principally due to
amortization differences                                         332,000     349,000
 Accruals for financial reporting purposes                        68,000      71,000
 Alternative minimum tax credit carryforwards                     70,000      70,000
 Accounts receivable, due to allowance for doubtful accounts     317,000      58,000
 Cash surrender value of life insurance                           37,000      35,000
 Other differences, net                                           25,000      12,000
                                                              ----------  ----------

   Net deferred tax assets                                          6,561,000    4,232,000
Deferred Tax Liabilities
 Plant and equipment, principally due to depreciation differences     760,000      458,000
                                                                   ----------   ----------
   Net deferred tax assets before valuation allowance               5,801,000    3,774,000
 Valuation allowance                                               (5,801,000)  (3,774,000)
                                                                   ----------   ----------
   Net deferred tax assets                                         $        -   $        -
                                                                   ==========   ==========

     Based on the Company's current operating income and expectations for the future, management determined that future operating and taxable income may not be sufficient to fully recognize all deferred tax assets existing at March 31, 1998 and 1997. As a result, the carrying value of net deferred tax assets was reduced to $-0- at March 31, 1998 and 1997 by increasing the valuation against deferred tax assets.

     Net operating loss carryforwards approximating $14,200,000 are available to offset future taxable income through 2013. In addition, net operating losses on foreign operations of approximately $1,800,000 are available to the Company subject to foreign tax rules.

NOTE 8 - STOCKHOLDERS' EQUITY

     STOCK OPTION AND INCENTIVE PLANS - As of March 31, 1998, the Company had reserved 1,000,000 shares of common stock for issuance to key employees, officers and directors pursuant to the 1996 Stock Option Plan. Options granted under the Plan qualify as incentive stock options and will generally not be taxable to the holder until the share subject to the option is ultimately sold by the holder of the option. There were no shares granted pursuant to this Plan as of March 31, 1998. Options to purchase the Company's common stock are granted at a price equal to or greater than the market price of the stock at the date of grant, and are exercisable pursuant to the terms of the grant. All options expire no more than ten years after the date of grant. Prior to the formation of the 1996 Stock Option Plan, the Company granted nonqualified stock options on a case-by-case basis as deemed appropriate by the Board of Directors.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of stock from proceeds deemed obtained from the issuance of stock options. The fair value for options issued in 1996 is estimated at $181,000, net of tax. There were no options issued in 1998 or 1997 and therefore no presentation is required for 1998 or 1997.

     The following assumptions were used to estimate the fair value of the options:

                                           1996
                                           ----
Risk-free interest rate                      6.26%
Dividend yield rate                              -%
Price volatility                            .6787
Weighted average expected life of options  1.60 yr.

     Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 1996 are recognized in the period issued because they are immediately exercisable.

     Pro forma disclosures:

                                                                      1996
                                                                      ----
Net income as reported                                                $1,232,024
Additional compensation for fair value of stock options               $  181,000
Pro forma net income                                                  $1,051,024
Pro forma earnings per share
 Basic                                                                $      .16
 Diluted                                                              $      .15

     The changes in stock options outstanding are as follows:

                                                   Nonqualified
                                                    Common Stock    Option Price
                                                   Options          Per Share
                                                   -------          ---------
BALANCE, March 31, 1995                                   452,000
 Granted                                                  496,000      $1.47 to 3.57
 Exercised                                               (628,000)       $.73 to 2.56
                                                   --------------
BALANCE, March 31, 1996                                   320,000
 Granted                                                        -
 Exercised                                               (144,000)       $.73 to 2.56
 Expired                                                   (2,500)              $3.04
                                                   --------------
BALANCE, March 31, 1997                                   173,500
 Granted                                                        -
 Exercised                                                      -
 Expired                                                        -
                                                   ---------------
BALANCE, March 31, 1998                                    173,500
                                                   ===============

                   Options Outstanding                  Options Exercisable
           ------------------------------------     ---------------------------
                         Weighted
                          Average      Weighted                       Weighted
Range of                 Remaining      Average                       Average
Exercise     Number     Contractual    Exercise       Number          Exercise
 Prices    Outstanding      Life        Price       Exercisable         Price
-------    -----------  -----------   ----------    -----------       ---------
Up to $2     86,000      2.07 years      $1.46         86,000           $1.46
 $2 to 4     87,500      2.55 years       2.93         87,500            2.93

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

     During the year ended March 31, 1997, the Company's shareholders and its Board of Directors approved a resolution to increase the Company's authorized shares from ten million to one hundred million. The Company filed the Articles of Amendment during the current year end.

NOTE 9 - EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings per share are as follows:

                                                                 1998                   1997                      1996
                                                             ------------            ------------              ----------
     Net income (loss) (numerator)                           $(8,649,618)            $(7,950,301)              $1,232,024
                                                             ============            ============              ==========
     Shares used in the calculation (denominator)
       Weighted average shares outstanding                      9,626,335               9,322,278               6,604,499
       Effect of dilutive stock options                                 -                       -                 599,721
                                                             ------------            ------------              ----------
       Diluted shares                                           9,626,335               9,322,278               7,204,220
                                                             ============            ============              ==========


     As described in Note 8, the Company has granted stock options and warrants to purchase up to 1,515,793 shares. The potential dilutive effects of these potential shares outstanding were disregarded in 1998 and 1997 because the Company reported losses in those years and the effects of the instruments would have been anti-dilutive to the reported per share losses. In future periods, these instruments may reduce the reported net income per share once profitable operations are attained.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

     At March 31, 1996, a certain officer and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. The notes are payable on demand and are classified as current liabilities. Interest on these notes are payable monthly at the rate of prime plus 1%. As of March 31, 1997, the balance remaining on these notes payable to a certain officer totaled $850,000, which was paid in full subsequent to year end.

     Total interest costs associated with these notes and debentures was approximately $11,200 and $92,000 for the years ended March 31, 1998 and 1997, respectively, and $60,000 during the year ended March 31, 1996.

     On January 23, 1996, the Company completed a private placement of 500,000 common shares to officers and directors at a price of Cdn. $5.75. Total cash received, net of issuance costs, totaled $1,986,100.

     Effective April 1, 1996, the Company transferred to Geographics Marketing Canada, Inc., a wholly-owned subsidiary, the exclusive rights to market and distribute the Company's products in Canada. These marketing and distribution rights were previously maintained by Martin Distribution, Inc. ("Martin"), a company related through common directorship. As such, the financial results of Geographics Marketing Canada, Inc. have been included in the consolidated results of Geographics, Inc. for the fiscal years ended March 31, 1998 and 1997, with all material intercompany transactions eliminated.

     Sales to Martin amounted to $2,854,935 during the year ended March 31, 1996. No sales to Martin were made during the years ended March 31, 1998 and 1997, and there were no amounts due from Martin as of those dates.

     International Geographics of Ontario recorded purchases from Martin in the aggregate amount of $118,659 during the year ended March 31, 1996. No purchases were made from Martin during the years ended March 31, 1998 and 1997.

     The Company has approximately $32,800 and $210,000 due to Guildmark, Inc., a company related through common ownership, included in accounts payable at March 31, 1998 and 1997.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     On April 1, 1995, the Board of Directors approved a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
     Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $11,471 and $36,296 during the year ended March 31, 1998 and 1997, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Leases - The Company conducts certain operations in a leased facility, under a lease that is classified as an operating lease for financial statement purposes. The lease requires the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire in 1999. The total minimum lease commitment is $64,770 in 1999. Rental expense under all operating leases were $320,000, $257,000 and 100,000 in 1998, 1997 and 1996, respectively.

     Litigation - In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its former President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's Vice President of Finance and Chief Financial Officer. In August 1998, the Company, its insurance company and the plaintiffs reached an agreement to settle the suits. The settlement is subject to review by the court prior to being ratified, which is expected to occur in October 1998. The Company has recorded its portion of the settlement to be paid, representing the deductible on its insurance policy. The total settlement was $1.6 million.

     Special Committee Investigation - In the Company's 10 Q filed for the third quarter ending December 31, 1997, the Company announced that a special committee of its audit committee was appointed to examine the performance and conduct of the Company's management. As a result of their examination, issues were raised concerning the adequacy of documentation for certain travel and entertainment expenses submitted to the Company for payment in prior periods, the propriety of certain issuances of common stock, and appropriate treatment and reporting of taxable income associated with stock options. The Company is continuing to evaluate these matters and believes they will be resolved in a manner that will not result in a material impact to the Company's financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

     There are various additional claims, lawsuits, and pending actions against the Company incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material effect on the Company's financial position, results of operations or liquidity.

     Contingency For Year 2000 Issues - The Company uses three principal software packages at its North American production, warehousing and administrative facilities. These include an operating system, an electronic data interchange software and an integrated operations and accounting application package. Of particular importance, the Company's operations and accounting applications were determined to not be Year 2000 ready. Accordingly, the Company is in negotiations to secure a new operating and accounting software package with installation to be scheduled as soon as practicable. The Company estimates that the costs of acquiring and installing this new software package will range between $125,000 and $150,000.

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

NOTE 13 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

     Assets for which the Company has credit risk include trade accounts receivable, which amounted to $4,164,861 and $6,654,500 at March 31, 1998 and 1997, respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Sales to four major customers approximated 72%, 74% and 80% of total sales for the years ended March 31, 1998, 1997 and 1996, respectively. Amounts due from three customers approximated 74% and 89% of the total accounts receivable at March 31, 1998 and 1997, respectively.

     Historically, a substantial portion of the Company's sales have been to a limited number of customers. Concentration of sales to the Company's five largest customers is detailed below:

                                                 Fiscal Year
                                                 -----------
              Customer                     1998     1997      1996
                                           ----  -----------  ----
                Office Depot Inc.           31%          31%   40%
                Office Max, Inc.             15           26    24
                Business Depot, Inc.         11           10     0
                Wal-Mart Stores               6            0     0
                United Stationers Inc.        3            0     0
                Martin Distribution, Inc.     0            0    13
                                           ----  -----------  ----
                                            66%          67%   77%
                                           ====  ===========  ====


     Effective April 1, 1996, Geographics-Canada succeeded Martin Distribution as the exclusive Importer of Geographics products into Canada.

     Business Depot, Inc. (Staples of Canada) sales were included in sales of Martin Distribution for 1996.

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

                                    1998
                                    ----
                     Total  United States  Canada  Other
                     -----  -------------  ------  -----
Sales                 100%            79%     13%     8%
                      ====           ====    ====    ===
Accounts receivable   100%            73%     18%     9%
                      ====           ====    ====    ===
                                    1997
                                    ----
                     Total  United States  Canada  Other
                     -----  -------------  ------  -----
Sales                 100%            78%     16%     6%
                      ====           ====    ====    ===
Accounts receivable   100%            86%      9%     5%
                      ====           ====    ====    ===
                                    1996
                                    ----
                     Total  United States  Canada  Other
                     -----  -------------  ------  -----
Sales                 100%            86%     13%     1%
                      ====           ====    ====    ===
Accounts receivable   100%            83%     15%     2%
                      ====           ====    ====    ===

     The Company purchases goods from approximately 700 vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 1998, 1997 and 1996. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

     Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

                                                       Fiscal Year
                                                       ------------
Sales to Domestic and Foreign Customers      1998          1997         1996
                                         ------------  ------------  -----------
 United States                            $17,774,299   $11,637,497  $12,939,098
 Canada                                     4,082,664     3,872,621    2,854,935
 Europe                                     1,197,192       715,327      281,330
 Australia                                  1,043,690       825,697            -
                                         ------------  ------------  -----------
    Total                                 $24,097,845   $17,051,142  $16,075,363
                                         ============  ============  ===========
Operating profit or (loss):
 United States                           $(7,261,961)  $(6,587,756)     $944,157
 Canada                                     (301,179)     (473,296)      377,328
 Europe                                     (489,263)     (727,467)       65,316
 Australia                                     40,684       189,715            -
                                         ------------  ------------  -----------
    Total                                $(8,011,719)  $(7,598,804)   $1,386,801
                                         ============  ============  ===========
Identifiable assets:
 United States                            $21,677,859   $27,464,715  $24,263,181
 Canada                                     1,122,452       940,046      410,060
 Europe                                     1,321,662     1,058,046       64,800
 Australia                                  1,222,992       782,894            -
                                         ------------  ------------  -----------
    Total                                 $25,344,965   $30,245,701  $24,738,041
                                         ============  ============  ===========


     Effective April 1, 1996, Geographics - Canada succeeded Martin Distribution, Inc. ("Martin Distribution") as the exclusive importer of Geographics products into Canada. Martin Distribution was at the time owned and controlled by one of the Company's then-acting directors. All export sales to Canada in fiscal 1997 were to Geographics - Canada. All export sales to Canada in fiscal 1996 and fiscal 1995 were to Martin Distribution.

     International sales accounted for approximately 20%, 32%, and 26% of the Company's total net sales in fiscal years 1996, 1997, and 1998, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. See "-Risk Factors-International Subsidiaries" and "-Risk Factors-Foreign Exchange and International Trade."

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 1998         1997      1996
                                                 ----         ----      ----
Cash paid during the year for interest           $1,659,150   $995,691  $812,416
                                                 ===========  ========  ========
Net cash paid (refund) during the year for
income taxes                                     $ (371,528)  $304,303  $173,034
                                                 ===========  ========  ========

     Interest expense of approximately $250,000, $258,000 and $248,000 was included in income from discontinued operations during 1998, 1997 and 1996, respectively.

NOTE 15 - LIQUIDITY AND OPERATIONS

     As shown in the accompanying financial statements, the Company incurred a net loss of $8,649,618 and $7,950,301 for the years ended March 31, 1998 and 1997, respectively. As a result of these losses, a decline in gross profit margins, the Company's failure to comply with certain covenants under its line of credit and other factors, the report of the Company's auditors states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     As described in Note 16, in July 1998 the Company appointed a new President and CEO who was planning to take steps necessary to enable the Company to continue as a going-concern. This includes the development of a detailed business plan that will enable the Company to identify and focus on profitable products and the profitability of its current market share positions, thereby reducing the demand for Company resources on unprofitable business. In addition, the Company will take steps to identify and reduce unnecessary selling, general and administrative expenses, continue to improve the operating efficiency of its manufacturing processes and reduce its raw material costs, in order to return the Company to profitability. Management anticipates that these steps will enable the Company to better estimate the correct levels of working capital required and supporting debt and equity financing necessary to stabilize the Company and position it for profitable and controlled growth. The Company then plans to cost effectively refinance its equity and debt funding in amounts necessary to meet its objectives.

     The successful development and execution of this plan is dependent upon the Company's ability to achieve adequate gross margins on sales, maintain its liquidity through its current borrowing arrangements, maintain adequate working relationships with its vendors, customers and employees, and the successful management of contingencies and uncertainties affecting the viability of the Company. The outcome of these matters is uncertain.

NOTE 16 - SUBSEQUENT EVENTS

     Subsequent to year end, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights (collectively the, "Core Business") to a corporation for total consideration of $6,820,000. Total assets sold, which are included in the year end balance sheet, were approximately $1.0 million. The signage and lettering operations which have been discontinued accounted for approximately 22% of consolidated total revenues during the year ended March 31, 1998. The remaining 78% of total consolidated revenues are generated from the Company's ongoing paper product operations. The gain of approximately $5.5 million from the sale of the Core Business will be included in the Company's 1999 statement of operations. The available net proceeds from the sale were used to reduce the outstanding balance on the Company's revolving line of credit.

     Summarized results of operations for the Core Business for fiscal years 1998, 1997 and 1996 are as follows:

                                            1998        1997        1996
                                            ----        ----        ----
Net sales                                   $6,598,881  $6,789,364  $6,538,272
                                            ==========  ==========  ==========
Operating income                            $1,222,688  $1,337,506  $1,137,660
                                            ==========  ==========  ==========
Income from discontinued operations before
 provision for income taxes                 $  973,091  $1,079,510  $  889,206
                                            ==========  ==========  ==========


     In July 1998, the Company's Board of Directors appointed a new President and CEO who also became the sole director of the Company. The terms for employment were established pursuant to a board resolution which provides for a three-year employment contract at a specified salary, reimbursement for out-of-pocket costs incurred in relocation and 500,000 stock options at a strike price of $.43 per share. The resolution also provides for the creation of an incentive compensation arrangement to be ratified by a newly established board of directors to be recruited for the Company.

NOTE 17 - STOCK EXCHANGE LISTING REQUIREMENTS

     The Company's securities were delisted from the Nasdaq National Market and subsequently the Nasdaq SmallCap Market during fiscal 1998. Trading of the Company's securities has continued on the Nasdaq's OTC Electronic Bulletin Board. However, the delistings may restrict marketability of the Company's common stock.