Form 10-K
period 1999-03-31
GEOGRAPHICS INC
filed 1999-06-30
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X]  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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



Indicate by checkmark if disclosure of delinquent filers pursuant to         [ ]
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I  ..........................................................................................1

        ITEM 1.  BUSINESS.........................................................................1

               GENERAL............................................................................1

               FORWARD-LOOKING STATEMENTS.........................................................1

               BACKGROUND.........................................................................2

               INDUSTRY...........................................................................3

               PRODUCTS...........................................................................4

               SALES BY PRODUCT CATEGORY..........................................................4

               BUSINESS CONCENTRATIONS............................................................6

               PURCHASING.........................................................................6

               DISTRIBUTION.......................................................................7

               MANAGEMENT INFORMATION SYSTEMS--INTEGRATED OPERATIONS SOFTWARE.....................7

               MANAGEMENT INFORMATION SYSTEMS--ELECTRONIC DATA INTERCHANGE (EDI)..................8

               MANAGEMENT INFORMATION SYSTEMS--Year 2000 Compliance...............................8

               MANUFACTURING OPERATIONS - EQUIPMENT INTEGRATION...................................8

               COMPETITION........................................................................8

               TRADEMARKS AND COPYRIGHTS..........................................................9

               SEASONALITY.......................................................................10

               BACKLOG...........................................................................10

               EMPLOYEES.........................................................................10

               EXECUTIVE OFFICERS................................................................10

               INVESTIGATION OF FORMER MANAGEMENT................................................10

               RISK FACTORS......................................................................12

               ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER CREDIT FACILITY;
               NEED FOR ADDITIONAL WORKING CAPITAL...............................................12

               COMPETITION.......................................................................13

               CUSTOMER CONCENTRATIONS...........................................................14

               DEPENDENCE ON KEY VENDORS.........................................................14

               MAINTENANCE OF LARGE INVENTORY OF PRODUCTS........................................14

               IMPLEMENTATION OF AUTOMATED PRODUCTION EQUIPMENT..................................15

               MANAGEMENT INFORMATION SYSTEMS....................................................15

                               TABLE OF CONTENTS
                                  (CONTINUED)

                                                                                                 PAGE
                                                                                                 ----
               ELECTRONIC DATA INTERCHANGE.......................................................16

               DEPENDENCE ON KEY PERSONNEL.......................................................16

               TECHNOLOGY CHANGES AFFECTING PRODUCTS.............................................16

               UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS..............................16

               CHANGING CONSUMER PREFERENCES AND INTERESTS.......................................17

               INTERNATIONAL SUBSIDIARIES........................................................17

               FOREIGN EXCHANGE AND INTERNATIONAL TRADE..........................................17

               STOCK EXCHANGE LISTING REQUIREMENTS - POSSIBLE DELISTING ON TORONTO STOCK
               EXCHANGE..........................................................................18

               EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION...........................18

               FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY....................................19

               VOLATILITY OF STOCK PRICE.........................................................19

               YEAR 2000 ISSUES..................................................................19

        ITEM 2.  DESCRIPTION OF PROPERTIES.......................................................20

        ITEM 3.  LEGAL...........................................................................20

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................21

PART II .........................................................................................21

        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........21

               PRICE RANGE OF COMMON STOCK.......................................................21

               DIVIDENDS.........................................................................22

               SALES OF UNREGISTERED SECURITIES..................................................22

        ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................................23

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS............................................................................25

               OVERVIEW..........................................................................25

               RESULTS OF OPERATIONS.............................................................27

               1999 COMPARED TO 1998.............................................................27

               1998 COMPARED TO 1997.............................................................29

               LIQUIDITY AND CAPITAL RESOURCES...................................................30

        ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ACCOUNT MARKET RISK
        FOREIGN CURRENCY.........................................................................31

               INFLATION.........................................................................31

        ITEM 8.  FINANCIAL STATEMENTS............................................................31

                               TABLE OF CONTENTS
                                  (CONTINUED)

                                                                                                 PAGE
                                                                                                 ----
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.....................................................................32

PART III.........................................................................................32

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................32

               BOARD AND COMMITTEE MEETINGS......................................................33

               SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE...........................33

               CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS...................................33

               EMPLOYMENT AGREEMENTS.............................................................33

        ITEM 11.  EXECUTIVE COMPENSATION.........................................................34

               STOCK OPTION GRANTS...............................................................34

               DIRECTOR COMPENSATION.............................................................34

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................34

PART IV .........................................................................................35

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K..............35

SIGNATURE........................................................................................39

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Geographics, Inc. (the "Company" or "Geographics") was incorporated as a Wyoming corporation on September 20, 1974. The Company is engaged in the development, manufacture, marketing and distribution of specialty paper products, generally made using pre-printed designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes.

        The Company's fiscal year end is March 31. The Company's executive offices and domestic operations are located at 1555 Odell Road, Blaine, Washington 98231, and its telephone number is (360) 332-6711.

        There has been a significant change in the composition of the Company's senior management and the Board of Directors in the past two years. As of March 31, 1997, the Board of Directors of the Company consisted of Mr. Ronald S. Deans, Mr. Mark G. Deans, Mr. R. Scott Deans, Mr. Luis Alberto Morato, Mr. Alan
D. Tuck, Jr. and Mr. Robert S. Parker. During the year ended March 31, 1998, Messrs. Mark Deans, Scott Deans, Morato and Tuck resigned from the Board and were replaced by Mr. David P. McCleery and Mr. Raymond P. Maxon. In July 1998, Messrs. Ron Deans, McCleery and Maxon resigned from the Board and were replaced by Richard C. Gockelman, who became the sole director, President and Chief Executive Officer of the Company. In December 1998, Messrs. William T. Graham,
C. Joseph Barnette, John F. Kuypers, William S. Hanneman and David C. Lentz were appointed as directors. On April 16, 1999, the Company held a special meeting of shareholders (the "Special Meeting") At the Special Meeting, the shareholders removed Messrs. Gockelman, Hanneman, Lentz and Kuypers as Directors, re-elected Messrs. Graham and Barnette as Directors and elected Mr. James L. Dorman as Director. The newly appointed Board of Directors appointed Mr. Dorman as Chairman and Chief Executive Officer and placed Mr. Gockelman, the Company's President, on paid administrative leave.

        The Company's former directors and officers did not comply with the Company's obligations to timely file its reports under the Securities Exchange Act of 1934, as amended, including the filing of the 1998 Annual Report on Form 10-K. Further, although Messrs. Graham and Barnette served on the Board during the last four months of the fiscal year ended March 31, 1999, former management did not provide them with current information on the Company. Therefore, the information contained in this Annual Report on Form 10-K is based solely upon the Company's books and records and upon the audit report of Moss Adams LLP attached hereto. Although the current Board of Directors believes that the information contained in this Annual Report on Form 10-K is materially accurate, they are unable to independently verify such information at this time.

FORWARD-LOOKING STATEMENTS

        Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement, or modify its management information system, including the electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; the ability of the Company to refinance its existing revolving credit facility to raise additional debt or equity financing sufficient to meet its working capital requirements; and the ability of the Company to continue operations as a going concern.

        Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed.

        Additional risks and uncertainties include those described under "Risk Factors" below and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

BACKGROUND

        From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiaries in Europe and Australia. On May 4th of 1998, the Company sold substantially all of its signage and lettering operating assets to Identity Group, Inc. for total consideration of $6,820,000. Consequently, the specialty papers group now constitutes the Company's principal business, with approximately 96% of the Company's total sales in fiscal 1999 attributable to sales of Geopaper products. The Company continues to experience substantial growth in this product group with net sales increasing from $14,028,746 for fiscal 1997 to $19,237,062 in fiscal 1999, representing an increase of 37%.

        Primarily to develop its specialty papers group, the Company made substantial investments to expand facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company experienced delays and unanticipated additional expenses in the installation of the production equipment and the management information system. These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, had a negative impact on the Company's gross margins and contributed to a substantial net losses for fiscal 1997 and 1998. In fiscal 1999, efforts were expended to overcome the difficulties associated with these operational matters. Current Management is reviewing these areas and believes further improvements will be necessary in order to experience the full benefit expected from the original investment.

        Since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes default under the Company's mortgage loans and equipment lease facilities. The report of the Company's auditors included in this Report states that the Company's fiscal 1998 and 1999 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. Current Management is focussed on resolution of this issue, and has received indication of an extension of forbearance until June 30, 1999 and an extension of credit over and above the borrowing base by $750,000. Discussions with alternate lenders are currently under way. It is management's intention to restructure all debt to terms that are consistent with the Company's cash flow, and to raise $3,000,000 to $5,000,000 of debt, equity, or a combination of both via private placement offering for recapitalization of the Company.

        The amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. In effort to relieve pressure on cash requirements, the Company is continuing to seek extended payment terms from its vendors, is reviewing all operations departments for internal cost reduction measures which may be instituted immediately and is taking other steps to conserve operating capital. The Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "-Risk Factors--Dependence on Key Vendors." In addition, the Company is actively pursuing possible sources of additional capital , which could include the issuance of debt or equity securities or both. As of the date of this Report, the Company has received preliminary commitments with respect to obtaining additional capital. However, there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

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

INDUSTRY

        The market for preprinted papers ("preprints") includes preprinted cut sheet papers used for letterheads, brochures, flyers, posters and bulletins. Suppliers within the preprint industry also offer combination sets made up of multiple products such as matching letterhead, envelopes and business cards, or software packages that improve ease of use of preprints by the consumer. New designs and a large variety of preprints and related specialty products have been important elements of success and growth for businesses in the preprint market.

        The preprint market is segmented among two major methods of distribution: retail, making up approximately 25% of the current total domestic preprint market, and direct mail, which is estimated to represent approximately 75% of the market. Within the retail segment of the preprint market there are numerous sub-segments, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business retailers. The Company sells its specialty paper products exclusively in the retail segment of the preprint market, primarily to office supply superstores such as Office Depot and mass-market retailers such as Wal-Mart.

        Large retailers somewhat dominate the retail segment of the preprint industry, and as such, exert considerable influence over the operations of the relatively smaller suppliers, such as the Company, that service them in the preprint market. Of particular importance are the factors such as pricing, monetary requirements for the retailers selling programs (including such expenses as volume rebates and advertising allowances), prompt order turnaround which in turn requires the maintenance of large inventories, and payment terms, including prompt pay discounts and extended and seasonal terms. See "--Risk Factors--Competition", "--Risk Factors--Maintenance of Large Inventory of Products" and "--Risk Factors--Customer Concentrations."

PRODUCTS

        The Company manufacturers specialty papers which are paper on which photographs or other art images are printed and which are then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads, posters and paper cubes. These specialty paper products are designed to be used with personal computer printers.

SALES BY PRODUCT CATEGORY

        The percentage of the Company's approximate total Net Sales attributable to each class of product offered by the Company for the last three years is set forth below.

                            AS A PERCENTAGE OF SALES


CLASS OF PRODUCT
                                                                           FISCAL YEAR
                                                             -------------------------------------
                                                             1999              1998           1997
                                                             -------------------------------------
Designer stationeries and specialty papers                    96%               75%            67%
Lettering, signage, stencil and graphic art
products                                                       4%               25%            33%


                        STATED IN U.S. DOLLARS (ROUNDED)


CLASS OF PRODUCT
                                                                        FISCAL YEAR
                                                       -------------------------------------------
                                                           1999             1998           1997
                                                       -------------------------------------------
Designer stationeries and specialty papers             $19,237,062      $19,976,290    $14,028,746
Lettering, signage, stencil and graphic art               $752,000       $6,599,000     $6,789,000
products


                     NET SALES/ASSETS BY GEOGRAPHIC LOCATION

        Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:


REGION                                                   FISCAL YEAR
                                                         -----------
                                               1999            1998            1997
Sales to Domestic and Foreign Customers

     United States(1)                     $ 12,384,952    $ 14,152,403    $  9,065,101

     Canada                                  3,285,559       3,630,446       3,422,621

     United Kingdom                          1,021,474         613,192         351,327

     Other European Countries                1,054,000         584,000         364,000

     Australia                               1,491,077         996,249         825,697
                                          ------------    ------------    ------------

Total                                     $ 19,237,062    $ 19,976,290    $ 14,028,746
                                          ============    ============    ============

Operating profit or (loss):

     United States(1)                     $ (3,121,684)   $ (7,261,961)   $ (6,587,756)

     Canada                                    610,277        (301,179)       (473,296)

     United Kingdom                           (550,609)       (489,263)       (727,467)

     Australia                                 (34,090)         40,684         189,715
                                          ------------    ------------    ------------

Total                                     $ (3,096,106)   $ (8,011,719)   $ (7,598,804)
                                          ============    ============    ============

Long-lived assets:

     United States(2)                     $  9,778,864    $ 12,646,878    $ 10,559,587

     Canada                                         --          36,510          71,886

     Europe                                    108,793         148,200         164,399

     Australia                                  57,977          49,621          36,359
                                          ------------    ------------    ------------

Total                                     $  9,945,634    $ 12,881,118    $ 10,832,231
                                          ============    ============    ============


(1) In this table sales are stated as "net sales," meaning gross sales less discounts, allowances, returns and back-end credits. Sales in prior Annual Reports on Form 10-K were reported as gross sales less returns.

(2) Effective May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory, and other rights to Identity Group, Inc.

        International sales accounted for approximately 36%, 29%, and 35% of the Company's total net sales in fiscal 1999, 1998 and 1997, respectively. International sales were concentrated in Canada,

Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. See "--Risk Factors-International Subsidiaries" and "--Risk Factors--Foreign Exchange and International Trade."

BUSINESS CONCENTRATIONS

        The Company had two customers in 1999 and three customers in 1998 and 1997 which individually exceeded 10% of Sales and in the aggregate accounted for approximately 45%, 57%, and 67% of sales in 1999, 1998 and 1997 respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. See "--Risk Factors--Customer Concentrations."

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

        The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 700 vendors, it historically has practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other related products accounted for a significant portion of the Company's total merchandise purchases made in fiscal 1999, 1998, and 1997.

        This key vendor has provided the Company an immediately available and uninterrupted supply of paper. In addition, other key vendors have granted the Company significant amounts of trade credit. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms. See "--Risk Factors-Dependence on Key Vendors."

DISTRIBUTION

        The Company sells its products on a wholesale basis primarily to retailers, including office supply superstores, mass market retailers, arts & crafts stores, party stores, specialty paper retailers, and office supply business-to-business catalog retailers. The Company also markets its products to office supply distributors in the U.S. and to distributors in those countries where the Company does not service retailers directly. Historically, the Company has sold a substantial portion of its products to a limited number of retail customers, and the Company believes that this trend can be expected to continue in the future. See "--Business Concentrations" and "--Risk Factors-Customer Concentrations."

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

MANAGEMENT INFORMATION SYSTEMS--INTEGRATED OPERATIONS SOFTWARE

        The Company is currently planning completion of the installation of an integrated Operations Management software package. This software includes MRP and master scheduling capabilities and is integrated with the Company's financial systems. An attempt was made in 1996 and 1997 to install this system. That effort was abandoned in 1997. Current Management anticipates reviewing needs in this area in fiscal 2000. The Company may be required to make a significant investment of resources to implement the system in fiscal 2000 and possibly in future periods. Also, the Company will rely heavily on the support of a local Value Added Reseller for the successful installation of this system.

MANAGEMENT INFORMATION SYSTEMS--ELECTRONIC DATA INTERCHANGE (EDI)

The Company currently utilizes EDI to transact business with its largest customers. Presently, approximately 70% to 80% of customer orders and invoices are transacted by EDI. In fiscal 1999, the Company began development of in-house EDI expertise to support critical EDI requirements. Currently, the Company is not in compliance with EDI ASN 4010, which relates electronic transmission of advanced shipping notice information. The Company is currently in process of achieving compliance and expects to achieve this in fiscal 2000. Compliance with this standard is critical to the Company's ability to transact business with its largest customers. Consequently, significant resources may be required to gain compliance within fiscal 2000.

MANAGEMENT INFORMATION SYSTEMS--YEAR 2000 COMPLIANCE

The year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than 4) to define the applicable year. Computers programs that have or use date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the risks associated with this issue, and is in the process of assessing related risks and costs.

The Company categorizes its Y2K efforts into the following areas: hardware, software, embedded processors, vendors, and customers. Each area is assessed and tracked in phases including assessment, identification of non-compliance, remediation, testing, and verification. The Company's Y2K project is progressing and internal remediation work is expected to be completed by October 31 of this year. The Company is using both internal and external resources to effect remediation and to test systems.

The Company will initiate communications with significant vendors and customers in June of 1999 to determine the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remedied, or that other companies failure to remedy Y2K issues would not have a material impact on the Company. The Company is developing contingency plans to mitigate risks associated with vendor/customer Y2K issues.

Costs incurred and expected to be incurred have been/will be expensed, and are not expected to exceed a total of $75,000. Although the Company is not aware of any internal operational Y2K issues, the Company cannot provide assurances that the computer systems, products, services, or other systems on which the Company depends will be Y2K ready on schedule, that the costs of remediation of Y2K issues will not be greater than expected, or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate the magnitude, if any, of the Y2K related issues of its vendors or customers. If such risks materialize, the Company could experience serious consequences, which could have a material adverse effect on its financial condition, operations, and liquidity.

MANUFACTURING OPERATIONS - EQUIPMENT INTEGRATION

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

COMPETITION

        The Company operates in a highly competitive environment The Company's designer stationery products compete in most of the Company's markets with Domtar Papers, Great Papers, Action Communications, Inc., Avery Dennison Office Products, First Base, Paper Direct, Inc., American Pad and Paper, Inc., Z-International, Inc., and REDIFORM, Inc. (a division Moore Corp Ltd.). The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

        The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguish the Company from its competitors. However, many of the Company's competitors are larger, better capitalized and have substantially greater financial, marketing and human resources. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company. See "--Risk Factors--Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

        The Company may determine that future price increases are necessary in order to offset increases of the costs of raw materials, direct labor, production overhead or other components of the Company's product costs and to improve or maintain gross profit margins. There can be no assurance that any future price increases will be successfully implemented. The Company operates in a highly competitive environment and even if price increases are successfully implemented, there can be no assurance that the Company will be able to successfully continue to compete against its competitors at the new, higher price levels. Either the potential failure to successfully increase prices, or the potentially diminished competitive position once a price increase is successfully implemented could have material adverse effect on the Company's business, financial condition or results of operations. See "-Risk Factors--Competition."

TRADEMARKS AND COPYRIGHTS

        The Company maintains twelve registered trademarks in the United States, Canada and Australia: and has applied for two additional marks. The Company's trademarks have various expiration dates from 2002 to 2006 in the U.S., expiration dates in 2005 in Canada, and expiration dates in 2011 in Australia.

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

BACKLOG

        The Company's backlog of orders as of March 31,1999 was approximately $512,000. The Company expects to fill substantially all of these orders during the second quarter of 1999. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. The Company's backlog is subject to fluctuations as a result of the seasonal nature in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

        At March 31, 1999, the Company had approximately 112 employees, 99 of whom were employed at its headquarters in Blaine, Washington, 6 of whom were employed at the Company's facilities in the United Kingdom, and 7 of whom were employed at the Company's facilities in Australia As of the date of this Report, none of the Company's employees were subject to a collective bargaining agreement.

EXECUTIVE OFFICERS

        The information concerning certain executive officers of the Company which is set forth in "Item 10. Directors and Executive Officers" of Part III of this Report is incorporated into this Item 1 of Part I of this Report by this reference.

INVESTIGATION OF FORMER MANAGEMENT

        Background

        In January 1998, the Company's board of directors appointed a special committee to conduct an examination of the performance and conduct of the Company's management (the "Special Committee"). The Special Committee engaged independent counsel to assist with this examination. The focus of the examination has been on the adequacy of documentation related to a number of expenses incurred, the tax reporting and accounting for certain stock option exercises, the basis for compliance with the registration requirements of applicable securities laws, and certain other securities-secured matters. The current Board of Directors is continuing to investigate these matters. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations. Certain of the findings and recommendations of the Special Committee and the subsequent Board of Directors are summarized below.

        Expenses

        Based on a review of expenses reimbursed or paid by the Company in 1997, it appears that a substantial portion of the approximately $125,000 of expenses reimbursed lacked adequate documentation for tax purposes. Based on a limited review of expense accounts for 1996, it appears that most of the approximately $150,000 in reimbursed expenses in that year also lack adequate documentation for tax purposes. Pending further review of Company records and possible explanation by former Management, the Special Committee requested that former Management reimburse the Company $100,000 with respect to 1997 and 1996 and agree to provide further reimbursement to the Company if and to the extent that expenses paid or reimbursed by the Company in excess of that amount are later determined not to be deductible for tax purposes. As of the date of this report, the Special Committee and former Management have not reached agreement on either the amount to be paid or the proposed method of payment. To the extent that it is determined that additional expenses were not properly substantiated, former Management has agreed to reimburse the Company for such additional amounts. Further, the Special Committee has required management to implement policies that will insure proper expense reporting in the future.

        Stock Option Exercises

        In January 1996, former Management exercised certain non-qualified stock options to purchase shares of the Company's common stock. The difference between the exercise prices of the options exercised and the market value of the shares of the Company's common stock issued upon exercise of such options yielded a gain of $1,089,049 in the aggregate as of the date of exercise. Although this gain likely should have been reported for tax purposes as income by former Management and recorded as an expense by the Company in that year, it was not. With respect to these option exercises, the Special Committee has (i) directed the Company to issue amended 1996 Form W-2 to include previously unreported income associated with such exercises and to instruct the Company's tax preparer to seek a deduction for the Company in that amount, and
(ii) asked former Management to include such amounts on amended tax returns for the tax year 1996. It is the Company's understanding that former Management has agreed to comply with the direction issued by the Special Committee.

        Issuance of Common Stock

        In July 1996, October 1997 and November 1997, former Management caused the Company to issue shares of common stock in three separate transactions. It appears that the Company may not have complied with the registration requirements of federal and state securities laws in connection with such transactions. The Company initially made certain disclosures regarding the 1996 transaction in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. If it is determined that these issuances of stock did not comply with an exemption from the registration requirements of applicable securities laws, the Company may be subject to penalties or liability for damages.

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

ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER CREDIT FACILITY; NEED FOR ADDITIONAL WORKING CAPITAL

        As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. The Company has experienced working capital shortfalls, which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1999, operating losses totaled $3,096,106, and the Company experienced positive operating cash flows of $1,554,310.

        At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $5.5 million subject to a borrowing base limitation of 70% of the value of the Company's eligible accounts and 55% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at the prime rate plus 1.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

        Since May 1997, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility, and borrowings under the facility exceeded the permitted borrowing base limitations. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1999 and 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. The report also states that in April 1999, the Company appointed a new President and CEO who is planning to take steps necessary to enable the Company to continue as a going-concern.

        The amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. In effort to relieve pressure on cash requirements, the Company is continuing to seek extended payment terms from its vendors, is reviewing all operations departments for internal cost reduction measures which may be instituted immediately and is taking other steps to conserve operating capital. The Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. In addition, the Company is actively pursuing possible sources of additional capital, which could include the issuance of debt or equity securities or both. As of the date of this Report, the Company has received preliminary commitments with respect to obtaining additional capital. However, there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

        The failure to obtain an increase in borrowing availability under, and to extend the expiration date of the Company's revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy the Company's working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

        The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguish the Company from its competitors. However, many of the Company's competitors are larger, better capitalized and have substantially greater financial, marketing and human resources. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

        The Company may determine that future price increases are necessary in order to offset increases of the costs of raw materials, direct labor, production overhead or other components of the Company's product costs and to improve or maintain gross profit margins. There can be no assurance that any future price increases will be successfully implemented. The Company operates in a highly competitive environment and even if price increases are successfully implemented, there can be no assurance that the Company will be able to successfully continue to compete against its competitors at the new, higher price levels. Either the potential failure to successfully increase prices or the potentially diminished competitive position once a price increase is successfully implemented could have material adverse effect on the Company's business, financial condition or results of operations.

CUSTOMER CONCENTRATIONS

        The Company's three largest customers in the aggregate accounted for approximately 51% and 48% of the Company's total sales for fiscal 1999 and fiscal 1998, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of a limited number of customers. See "--Business Concentrations." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

        As a result of the consolidation occurring in the office supply industry in which the major office megastores are accounting for a greater percentage of industry-wide sales, it is anticipated that an increasing number of the smaller outlets and retail stores will discontinue operations in the years ahead. While the Company anticipates that certain of such sales will be transferred to the larger megastores to which the Company currently supplies its products, there can be no assurance that any loss of sales to smaller outlets and retail stores will be replaced in this manner.

DEPENDENCE ON KEY VENDORS

        The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 700 vendors, it historically has practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other related products accounted for a significant portion of the Company's total merchandise purchases made in fiscal 1999, 1998, and 1997.

        This key vendor has provided the Company an immediately available and uninterrupted supply of paper. In addition, other key vendors have granted the Company significant amounts of trade credit. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms.

MAINTENANCE OF LARGE INVENTORY OF PRODUCTS

        As of March 31, 1999, the Company maintained an inventory of specialty papers of $4,394,555. The Company believes that it is sound business practice to maintain inventory in sufficient quantities to afford the Company flexibility in responding to incoming orders, to maintain its reputation as a major supplier in the industry and to offer certain economies of scale in its purchasing program. The maintenance of this inventory requires a substantial outlay of funds, which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw materials prices change more rapidly than pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, such inventory may become less marketable, which may require the Company to dispose of such inventory at a reduced price. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations." The Company has reserved $861,871 for obsolete inventory, and is currently reviewing options for the economic disposal of excess inventories. If the Company were unable to recover a substantial portion of its investment in inventory, this would result in a material adverse effect on the Company's business, financial condition and results of operations.

IMPLEMENTATION OF AUTOMATED PRODUCTION EQUIPMENT

        The efficient manufacture of designer stationery and specialty papers is highly capital intensive. In 1996 and 1997, the Company purchased an integrated printing line combining a high speed press with a slitter and packaging line. As the system consisted of major components from different manufacturers, an outside firm was retained to perform system integration services. Management does not believe that the system is capable of producing the full scope of product for which its design was intended at this time. Alternative manufacturing techniques have been developed which are currently in place. In addition, an integrated packaging line was also installed in 1996. This line has experienced similar issues with respect to its ability to perform as envisioned, and consequently alternate manufacturing techniques have been employed. Significant resources may be required for modification of these systems in order to achieve the manufacturing efficiencies and cost targets originally envisioned. There can be no assurance that the machinery will be fully and successfully implemented and perform at the level required to deliver the efficiencies expected when the machinery was purchased, or that the Company will be successful in its future plans for implementing any new production machinery that it may require, either of which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ELECTRONIC DATA INTERCHANGE

        The Company currently utilizes EDI to transact business with its largest customers. Presently, approximately 70% to 80% of customer orders and invoices are transacted by EDI. In fiscal 1999, the Company began development of in-house EDI expertise to support critical EDI requirements. Currently, the Company is not in compliance with EDI ASN 4010, which relates electronic transmission of advanced shipping notice information. The Company is currently in process of achieving compliance and expects to achieve this in fiscal 2000. Compliance with this standard is critical to the Company's ability to transact business with its largest customers. Consequently, significant resources may be required to gain compliance within fiscal 2000.

DEPENDENCE ON KEY PERSONNEL

        At the present time, the Company is highly dependent on the continued services of James L. Dorman and William T. Graham, who serve as the Company's principal executive officers as well as directors of the Company. There can be no assurances that the Company will be able to replace either of these key executives in the event their services become unavailable. The loss of other key members of the Company's management team could also have a material adverse effect on the Company's business, financial condition or results of operations.

TECHNOLOGY CHANGES AFFECTING PRODUCTS

        The design and manufacture of production equipment used in the designer stationery and specialties paper industries has undergone and continues to undergo rapid and significant technological change. In particular, developments in the software industry may afford customers and consumers with the ability to produce paper products, which offer quality characteristics comparable with that provided by the Company. Any such developments may, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business is, to a significant degree, dependent on the enhancement of its current products and development of new products. Product development and enhancement involve substantial expenditures and a high degree of risks, and there is no assurance that product development efforts of the Company will be successful, will have sufficient utility or will be superior to efforts by others, including current customers and consumers of the Company's products. There can be no assurances that future technological developments will not render existing or proposed products of the Company uneconomical or obsolete, or that the Company will not be adversely affected by the future development of commercially viable products by others. The development of superior products by others could have a material adverse effect on the Company's business, financial condition or results of operations.

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

INTERNATIONAL SUBSIDIARIES

        The Company has made substantial efforts to increase its product line sales to international markets during fiscal 1996 and 1997. The Company has established three wholly owned foreign subsidiaries to conduct business outside the United States. The Company derives a significant percentage of its total sales from these subsidiaries, and collectively they generated an operating profit on a consolidated basis in fiscal 1999. There can be no assurances that the results of these operations, individually or collectively, will yield either net profits or positive cash flows in the foreseeable future. As a result, the operations and requirements of the Company's foreign subsidiaries may have material adverse effect on the Company's business, financial condition and results of operations.

FOREIGN EXCHANGE AND INTERNATIONAL TRADE

        International sales accounted for approximately 36% of the Company's total net sales in fiscal 1999. See "Sales/Assets by Geographic Location." As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and various other import or export trade barriers, political and economic instability, difficulties in receivable collections, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of stationery, specialty papers and office supply products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Canada, Australia or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition or result of operations.

STOCK EXCHANGE LISTING REQUIREMENTS - POSSIBLE DELISTING ON TORONTO STOCK
EXCHANGE

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

EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION

        As of March 31, 1999, there were outstanding warrants for the purchase of 1,395,121 shares of Common Stock at $6.50 per share. On May 27, 1999 the Company's Board of Directors approved a one-year extension of the expiration date to June 1, 2000. The exercise price of the warrants was equal to the market price of the stock at the date the warrants were issued. In addition, as of March 31, 1999 there were outstanding options granted under the Company's stock option plan to purchase up to 263,500 shares of Common Stock at exercise prices ranging from up to $2.00 (176,000 outstanding) and from $2.00 to $4.00 (87,500 outstanding). In the event that the outstanding warrants and options are exercised, the holders will be given the opportunity to profit from a rise in the market price of the underlying shares. This may have a diluting and a materially depressive effect on, the market price for the Common Stock. The terms on which the Company could obtain additional capital during the life of such warrants and options may be adversely affected because the holders may be expected to exercise them at a time when the Company might otherwise be able to obtain comparable additional capital in a new offering of securities at a price per share greater than the exercise price of such options and warrants. As a result, the existence and possible exercise of such options or warrants could have a material adverse effect on the Company's ability to raise capital through the sale of its equity securities.

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

YEAR 2000 ISSUES

The year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than 4) to define the applicable year. Computers programs that have or use date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the risks associated with this issue, and is in the process of assessing related risks and costs.

The Company categorizes its Y2K efforts into the following areas: hardware, software, embedded processors, vendors, and customers. Each area is assessed and tracked in phases including assessment, identification of non-compliance, remediation, testing, and verification. The Company's Y2K project is progressing and internal remediation work is expected to be completed by October 31 of this year. The Company is using both internal and external resources to effect remediation and to test systems.

The Company will initiate communications with significant vendors and customers in June of 1999 to determine the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remedied, or that other companies failure to remedy Y2K issues would not have a material impact on the Company. The Company is developing contingency plans to mitigate risks associated with vendor/customer Y2K issues.

Costs incurred and expected to be incurred have been/will be expensed, and are not expected to exceed a total of $75,000. Although the Company is not aware of any internal operational Y2K issues, the Company cannot provide assurances that the computer systems, products, services, or other systems on which the Company depends will be Y2K ready on schedule, that the costs of remediation of Y2K issues will not be greater than expected, or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate the magnitude, if any, of the Y2K related issues of its vendors or customers. If such risks materialize, the Company could experience serious consequences, which could have a material adverse effect on its financial condition, operations, and liquidity.



ITEM 2. DESCRIPTION OF PROPERTIES

        The Company considers its properties to be suitable and adequate for their intended uses for the foreseeable future. These properties consist of the following:

        Executive Offices And Domestic Facilities

        The Company's headquarters and manufacturing facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space located on ten and one-half acres of Company-owned land. The Company's Blaine, Washington facility was increased from 34,000 square feet to 49,000 square feet in December 1994. The facility was increased to its current size during fiscal year 1996. Management believes the facility is suitable and adequate for the Company's business. Additional warehouse space may be required for storage of seasonal program requirements. Management believes production facility capacity is adequate. Seasonal sales programs may periodically require the Company to utilize additional warehouse space.

        European Facilities

        In connection with the distribution of the Company's products in Europe, Geographics--Europe leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $13,600, triple net, and expires on February 14, 2006.

        Australian Facilities

        In connection with the distribution of the Company's products in Australia, Geographics--Australia leases 5,000 square feet of warehouse space in Marrickville, Australia. The lease requires lease payments of $3,100 per month, triple net (with annual review of the rental rate beginning in August 1997), and expires on July 1, 1999.

ITEM 3. LEGAL

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the quarter ended March 31, 1999. On April 16, 1999, the Company held a special meeting of shareholders on the following matters:


                        ITEM                                 FOR            AGAINST      ABSTAIN
                        ----                                 ---            -------      -------
1. To remove the current members of the Board of           5,635,680        672,205            0
Directors.

2. To establish the number of members of the Board         5,649,180        653,705        5,000
of Directors at three.

3. To elect the following persons as Directors:

        William T. Graham                                  5,649,180                     658,705*
        James L. Dorman                                    5,649,180                     658,705*
        C. Joseph Barnette                                 5,649,180                     658,705*

4.  To authorize the reimbursement of reasonable           5,507,350        790,535       10,000
expenses incurred by Messrs. Graham, Dorman and
Barnette in connection with their proxy solicitation.


* Withheld

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

        The Company's Common Stock traded on the Nasdaq National Market from March 8, 1997 until November 18, 1997. Between November 19, 1997 and December 23, 1997, the Company's Common Stock traded on the Nasdaq SmallCap Market. Since December 24, 1997, the Company's Common Stock traded on the NASDAQ OTC Bulletin Board.

        The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board, the Nasdaq SmallCap Market or the Nasdaq National Market System, as the case may be, for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended March 31, 1998.


        1998                                                     HIGH             LOW
        ----                                                     ----             ---
        First Quarter (June 30, 1997)                            $3.44          $ .88

        Second Quarter(September 30, 1997)                       $1.16          $ .44

        Third Quarter (December 31, 1997)                        $1.00          $ .33

        Fourth Quarter (March 31, 1998)                          $ .63          $ .27


        1999                                                     HIGH             LOW
        ----                                                     ----             ---
        First Quarter (June 30, 1998)                            $ .75           $ .20

        Second Quarter(September 30, 1998)                       $ .63           $ .27

        Third Quarter (December 31, 1998)                        $ .53           $ .28

        Fourth Quarter (March 31, 1999)                          $ .50           $ .31


        The foregoing quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As of March 31, 1999, there were approximately 272 holders of record of the Company's Common Stock.

DIVIDENDS

        The Company has not paid dividends at any time during the two fiscal year period ending on March 31, 1999. The Company anticipates that future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. Specifically, the Company's current bank facilities restrict its ability to pay dividends.

SALES OF UNREGISTERED SECURITIES

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements for the periods indicated. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's 1999 Consolidated Financial Statements and notes thereto contained elsewhere in this Report.

                                                                 YEARS ENDED MARCH 31,
                                                             STATEMENT OF OPERATIONS DATA
-------------------------------------------------------------------------------------------------------------------
                                            1995            1996            1997            1998            1999
-------------------------------------------------------------------------------------------------------------------
Net Sales                              $ 10,186,136    $ 22,613,635    $ 14,028,746    $ 19,976,290      19,237,062
Cost of sales                             5,881,649      14,194,505      16,522,236      21,035,139      11,931,097
Gross margin                              4,304,487       8,419,130      (2,493,490)     (1,058,849)      7,305,965
Selling, general and administrative       2,873,476       5,734,901       5,105,314       6,952,870       9,086,546
Amortization of goodwill                    639,067         159,768              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from operations               791,944       2,524,461      (7,598,804)     (8,011,719)     (1,780,581)
Other income (expense)                       15,398         130,684          24,907         (38,365)         31,291
Gain (loss) on sales of property and
equipment                                   (13,468)           (594)        (86,048)       (159,406)       (126,121)
Reserve for impairment on EDP
installation-in-progress                         --              --        (620,759)             --              --
Interest expense                           (457,499)       (787,848)       (805,079)     (1,413,219)     (1,220,695)
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before provision for
income taxes                                336,375       1,866,703      (9,085,783)     (9,622,709)     (3,096,106)
Income tax provision (benefit)             (411,367)        634,679         (55,972)             --              --
Net income from and gain on sale of
discontinued operations (net of tax)             --              --       1,079,510         973,091       5,607,580
Cumulative effect of accounting
change                                           --              --              --              --      (1,071,000)
                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                      $    747,742    $  1,232,024    $ (7,950,301)   $ (8,649,618)   $  1,440,474
                                       ============    ============    ============    ============    ============
Net income (loss) per average common
share outstanding                      $       0.16    $       0.19    $      (0.85)   $      (0.90)   $       0.15
Weighted average shares outstanding
used in computing per share data          4,549,101       6,606,499       9,322,278       9,626,335       9,857,252
SUPPLEMENTAL OPERATING DATA:
EBITDA(1)                              $  2,087,206    $  3,649,460    $ (6,226,512)   $ (6,125,013)   $      4,325


        (1) As used herein, "EBITDA" is defined as operating income plus depreciation and amortization. EBITDA is commonly used to assess the non-cash effect on earnings of generally high levels of both amortization and depreciation expenses associated with capital equipment and acquisitions. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


                                                     AS OF MARCH 31,
                                                    BALANCE SHEET DATA:
                              1995           1996           1997           1998            1999
                         ------------   ------------   ------------   ------------    ------------
Working capital          $  1,836,436   $  5,886,703   $    401,550   $ (8,795,125)   $ (5,714,569)
Total assets               10,614,673     24,738,041     30,245,701     25,344,965      18,278,761
Long-term obligations,
less current portion        3,319,948      3,690,360      4,322,371      4,853,254       3,776,432
Stockholders' equity        2,803,341      9,989,852      7,917,023       (427,218)        822,134


        On April 16, 1999, James L. Dorman was named Chief Executive Officer of the Company. Mr. Dorman is currently leading the effort to recapitalize the Company, restructure the Company's debt with U.S. Bank, and is reviewing all operating departments within the Company for possible restructure. Mr. Dorman is focussed on making changes deemed necessary to effect a financial turn-around of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

OVERVIEW

        Geographics, Inc. was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights to Identity Group, Inc. for total consideration of $6,820,000. The specialty papers group now constitutes the entirety of the Company's business and has continued to grow, with net sales increasing from $14,028,746 for fiscal 1997 to $19,236,712 for fiscal 1999, an increase of 37%.

        Primarily to develop its specialty papers group, the Company made substantial investments to expand facilities, purchase and install automated production equipment and an integrated management information system and enhance administrative and other infrastructure systems. The Company experienced delays and unanticipated additional expenses in the installation of the production equipment and the management information system. These unanticipated expenses and operational inefficiencies, together with price reductions for the Company's products and cost increases for certain raw materials, had a negative impact on the Company's gross margins and contributed to a substantial net losses for fiscal 1997 and 1998. In fiscal 1999, efforts were expended to overcome the difficulties associated with these operational matters. Current Management is reviewing these areas and believes further improvements will be necessary in order to experience the full benefit expected from the original investment.

        Since May 1997, the Company has been in default of several financial covenants under its revolving credit facility, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. The existence of these defaults constitutes default under the Company's mortgage loans and equipment lease facilities. The report of the Company's auditors included in this Report states that the Company's fiscal 1998 and 1999 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern. Current Management is focussed on resolution of this issue, and has preliminarily received indication of an extension of forbearance until June 30, 1999 and an extension of credit over and above the borrowing base by $750,000. Discussions with alternate lenders are currently under way. It is management's intention to restructure all debt to terms that are consistent with the Company's cash flow, and to raise $3,000,000 to $5,000,000 of debt, equity, or a combination of both via private placement offering for recapitalization of the Company.



        The exact amount and timing of the Company's capital requirements will be determined by numerous factors, including the level of, and gross margin on, future sales, the outcome of outstanding contingencies and disputes such as pending lawsuits, payment terms obtained from the Company's vendors and the timing of capital expenditures. In effort to relieve pressure on cash requirements, the Company is continuing to seek extended payment terms from its vendors, is reviewing all operations departments for internal cost reduction measures which may be instituted immediately and is taking other steps to conserve operating capital. The Company's vendors may place the Company on credit hold or take other actions against the Company, including the termination of their relationship with the Company or the initiation of collection proceedings. See "-Risk Factors--Dependence on Key Vendors." In addition, the Company is actively pursuing possible sources of additional capital, which could include the issuance of debt or equity securities or both. As of the date of this Report, the Company has received preliminary commitments with respect to obtaining additional capital. However, there can be no assurance that any such transaction will be identified. Further, there can be no assurance that the Company will be able to obtain sources of additional working capital when and as needed or that the terms of any such funding will be acceptable to the Company or in the best long-term interests of the Company's shareholders.

        Seasonality

        A significant portion of the Company's customer orders are placed between August and October of each year for shipment during the Company's third fiscal quarter, which includes the Christmas season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and is expected to continue to experience, seasonal fluctuations in its operating results. See "Item 1. Business-- Seasonality."

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

        Backlog

        The Company's backlog of orders as of March 31,1999 was approximately $512,000. The Company expects to fill substantially all of these orders during the second quarter of 1999. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. The Company's backlog is subject to fluctuations as a result of the seasonal nature in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Backlog."

RESULTS OF OPERATIONS

        The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:


                                                1999       1998       1997
                                               ------     ------     ------
Net sales                                       100.0%     100.0%     100.0%
Cost of sales                                    62.0      105.3      117.8
Gross margin                                     38.0       (5.3)     (17.8)
Selling, general and administrative expenses     47.2       34.8       36.4
Income from operations                           (9.2)     (40.1)     (54.2)
Interest expense                                 (6.4)      (7.1)      (5.7)
Other income (expense)                           (0.5)      (1.0)      (4.9)
Income before provision for income taxes        (16.1)     (48.2)     (64.8)
Cumulative effect of accounting change           (5.6)        --         --
Income from and gain on sale of discontinued     29.2        4.9        7.7
operations
Income tax provision (benefit)                     --         --         .4
Net income                                        7.5%     (43.3)%    (56.7)%

1999 COMPARED TO 1998

        NET SALES. Net sales decreased 3.7% to $19,237,062 in fiscal 1999 from $19,976,290 in fiscal 1998. The small decrease was primarily attributable to the loss of sales to a key account, which declined due to loss of sales with the sale of the signage and lettering business and due to price competition.

        GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin as a percentage of net sales increased to 38.0% in fiscal 1999, from (5.3)% in fiscal 1998. The higher gross margin is primarily attributable to a decline in operating expenses as a result of the implementation of automated production machinery and the reduction of direct and indirect labor due to efficiency improvements in the manufacture the Company's paper products.

        It is management's intention to explore the option of sub-contracting a portion of manufacturing and fulfillment operations to determine whether further improvements in gross margin would be available.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $9,086,546 (47.2% of net sales) in fiscal 1999 from $6,952,870 (34.8% of sales) in fiscal 1998. This increase is primarily attributable to an increase in the Company's legal fees, the proper recording of reserves against receivables, employee severance costs, and an overall increase in the SG&A expenses of the Company's three foreign subsidiaries in Canada, Europe and Australia.

        Management intends to review freight expense and to explore options for reduction of this expense via change in the manner in which products are consolidated for shipment and in shipping origination points.

        INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1999 of $1,780,581 compared to an operating loss of $8,011,719 during fiscal 1998. The improvement was the result of significantly higher gross margins.

        OTHER INCOME (EXPENSE). Other expense for fiscal 1999 amounted to $94,830 compared to $197,771 in fiscal 1998.

        INTEREST EXPENSE. Interest expense decreased to $1,220,695 (6.4% of net sales) during fiscal 1999, compared to $1,413,219 (7.1% of net sales) during fiscal 1998. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings was attributed to positive cash flow generated by operations and the sale of the lettering and signage segment of the Company.

        INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $3,096,106 (16.1% of net sales) in fiscal 1999 compared to a loss of $9,622,709 (48.2% of net sales) in fiscal 1998. The improvement in 1999 was primarily the result of the Company's increase in gross margin.

        INCOME TAX PROVISION (BENEFIT). There is no income tax provision for fiscal 1998. Income taxes provided in 1999 were $50,000 representing alternative minimum taxes owing as a result of the sale of the Core Business.

        INCOME FROM AND GAIN ON SALE OF DISCONTINUED OPERATIONS. The company classified its sign and lettering division as discontinued in fiscal 1998 pending sale and disposition (which occurred in May 1998). The income and gain attributed to this segment amounted to $5,607,580 in fiscal 1999 versus income of $973,091 in fiscal 1998.

        NET INCOME/LOSS. Net income of $1,440,474 in fiscal 1999, or 7.5% of net sales, compares to a net loss of $8,649,618 in fiscal 1998, or (43.3)% of sales.

1998 COMPARED TO 1997

        NET SALES. Net sales increased 42.4% to $19,976,290 in fiscal 1998 from $14,028,746 in fiscal 1997. This increase was primarily attributable to the continued growth of the Geopaper product line. Geopaper sales increases in 1998 were due primarily to sales for new store openings by Office Depot, and initial shipments of Geopaper products to new customers, including Wal-Mart, Target and Kmart. In addition, Geopaper sales increased due to the introduction of the Geoposterboard product line in over 900 Wal-Mart stores, 500 Office Depot stores in the United States and Canada, and 80 Staples/Business Depot stores in Canada.

        GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin as a percentage of net sales increased to (5.3)% in fiscal 1998 from (17.8)% in fiscal 1997. The higher gross margin is primarily attributable to an increase in selling prices for the Company's paper products coupled with modest cost decreases and continuing shift in mix of sales to higher margin products.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $6,952,870 (34.8% of sales) in fiscal 1998 from $5,105,314(36.4% of sales) in fiscal 1997. This increase is primarily attributable to increases in salaries and wages of administrative, and sales and marketing personnel and an increase in legal expenses incurred by the Company.

        INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1998 of $9,622,709 compared to an operating loss of $9,029,811 during fiscal 1997. The operating loss was the result of significantly lower gross margins and significantly higher sales, general and administrative expenses.

        OTHER INCOME (EXPENSE). Other expense decreased to $197,771 in fiscal 1998 compared to 681,900 in 1997. The difference was attributed to a $620,759 reserve for impairment of EDP installation-in-process that was recognized in 1997.

        INTEREST EXPENSE. Interest expense increased to $1,413,219 (7.1% of net sales) during fiscal year 1998, compared to $805,079 (5.7% of net sales) during fiscal year 1997. The higher interest costs were caused by increased average borrowings to support the Company's operating losses, and the acquisition of equipment used in the manufacture of Geopaper in 1998 and 1997. The higher interest costs were caused by increased borrowings to support the Company's operating losses, the acquisition of equipment used in the manufacture of Geopaper and facilities expansion.

        INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $9,622,709 (48.2% of net sales) in fiscal 1998 compared to a loss before provision for income taxes of $9,085,783 (64.8% of sales) in fiscal 1997.

        INCOME TAX PROVISION (BENEFIT). There is no ITP for 1998 in fiscal 1998. In fiscal 1997, the Company recorded a current income tax benefit of $55,972.

        NET INCOME/LOSS. Net loss of $8,649,618 in fiscal 1998, or 43.3% of net sales compared to net loss of $7,950,301 in fiscal 1997, or 56.7% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

        As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. The Company has experienced working capital shortfalls, which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1999, operating losses totaled $3,096,106, and the Company experienced positive operating cash flows of $1,554,310.

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

        Since May 1997, the Company's borrowings under its revolving credit facility has exceeded the permitted borrowing base limitations. In addition, the Company has failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1999 and 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ACCOUNT MARKET RISK FOREIGN CURRENCY

        Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the U.S. parent in a timely manner. The Company does not currently utilize foreign currency hedging contracts.

The Company also have foreign exchange translation exposures resulting from the translation of foreign currency-denominated earnings into U.S. dollars in the Company's consolidated financial statements. Foreign currency transaction exposure arises when an operating unit transacts business denominated in a currency that is not its own functional currency. The Company's transaction risks are attributable primarily to inventory purchases from third party vendors. The introduction of the Euro has significantly reduced such risks, and transaction exposures on an overall basis are not significant.

        If the U.S. dollar uniformly increases in strength by 10% in 1999 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $517,000 for the fiscal year ending March 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

ITEM 8.  FINANCIAL STATEMENTS

        The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:


(a)     Report of Moss Adams LLP regarding Financial Statements                              F-2
(b)     Consolidated Balance Sheets as of March 31, 1999 and 1998                            F-3
(c)     Consolidated  Statements  of Income for the years ended March 31, 1999,  1998
        and 1997                                                                             F-4
(d)     Consolidated  Statements  of  Stockholders'  Equity for the years ended March
        31, 1999, 1998 and 1997                                                              F-5
(e)     Consolidated Statements of Cash Flows for the years ended March 31, 1999,
        1998 and 1997                                                                        F-6
(f)     Notes to Consolidated Financial Statements                                           F-7
(g)     Report of Moss Adams LLP  regarding  Schedule II - Valuation  and  Qualifying
        Accounts                                                                             S-1
(h)     Schedule II - Valuation and Qualifying Accounts                                      S-2

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


NAME                                   AGE                        POSITION
----                                   ---                        --------
James L. Dorman                       66     Chairman of the Board of Directors and Chief
                                             Executive Officer

William T. Graham                     74     Director

C. Joseph Barnette                    57     Director


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

BOARD AND COMMITTEE MEETINGS

        During the fiscal year ended March 31, 1999, there were four meetings of the Board. Each of the current directors attended at least 75% of the meetings of the Board. In the near future, the Board of Directors anticipated creating two new board committees: a compensation committee and an audit committee. No compensation committee or comparable report is included since none of the current directors were involved in compensation decisions during the fiscal year ended March 31, 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Because of the complexity of the reporting requirements imposed on the Company's directors and executive officers under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"), the former special securities counsel to the Company had recommended that the Company assume responsibility for preparing and filing the periodic reports of changes in beneficial ownership required of these persons by statute. However, as of April 16, 1999, the date of the Special Meeting, this undertaking had not yet been completed. Promptly after the election of the new Board of Directors and the retentions of new corporate counsel, the new Board of Directors filed their Initial Statements of Beneficiary Ownership on Form 3.

CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS

        On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes (the "Notes"). One $50,000 Note was issued to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, and one $50,000 Note was issued to William T. Graham, a Director of the Company. The Notes bear interest at a rate equal to the prime rate (as determined by U.S. Bank National Association ("U.S. Bank")) plus two percent (2%) per annum. The Notes are subordinated to the Company's senior indebtedness to U.S. Bank and are convertible into shares of the Company's common stock at $0.3927 per share. Proceeds from the sale of the Notes were used to fund the Company's operations when the Company had reached its borrowing limit under its credit facilities with U.S. Bank when the Company had no other sources of working capital.

EMPLOYMENT AGREEMENTS

        The Company has entered into an Employment Agreement with James L. Dorman effective as of April 16, 1999. Pursuant to the Employment Agreement, Mr. Dorman is entitled to receive a base salary of $75,000 per year. In addition, Mr. Dorman is entitled to receive two separate tranches of options to purchase 800,000 shares of common stock. Options with respect to the first tranche of 300,000 options vest immediately and have a price of $.30 per share. The second tranche of 500,000 options vest evenly over eighteen months and have a price of $.50 per share.

        Mr. Dorman's employment is not for a definitive term and may be terminated by either Mr. Dorman or the Company at any time. However, if Mr. Dorman is terminated by the Company other than for cause, all of his options automatically vest.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows compensation paid by the Company for services rendered during its fiscal years ended March 31, 1997, 1998 and 1999 to (a) the Company's Chief Executive Officer, (b) the four most highly compensated individuals (other than the Chief Executive Officer) who were serving as executive officers of the Company at March 31, 1999 and whose total annual salary and bonus for the fiscal year ended March 31, 1999 exceeded $100,000; and
(c) up to two additional individuals who would have been included under item (b) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 1999 (collectively, the "Named Executive Officers").

                        SUMMARY ANNUAL COMPENSATION TABLE


                  Name and                                                    All Other
             Principal Position         Year       Salary        Bonus      Compensation
             ------------------         ----       ------        -----      ------------
         Richard Gockelman,             1999        $102,698           $0        $0
            Former President & CEO      1998              $0           $0        $0
                                        1997              $0           $0        $0

         Ronald S. Deans,               1999         $84,236           $0    $1,505 (1)
            Former President & CEO      1998        $249,160      $22,863    $5,559 (2)
                                        1997        $204,967      $86,379        $0


        (1) Represents life insurance premiums paid by the Company in the amount of $1,084 and 401(k) matching amounts of $421.

        (2) Represents life insurance premiums paid by the Company in the amount of $4,680 and 401(k) matching amounts of $879.

STOCK OPTION GRANTS

        In the fiscal year ended March 31, 1999, the company granted options to purchase up to 100,000 shares of common stock at $0.47 per share that are exercisable between January 1, 2000 and June 30, 2000. There were no grants of options to purchase common stock made by the Company during the fiscal years ended March 31, 1997 and 1998.

DIRECTOR COMPENSATION

        The Company pays each non-employee director a fee of $500 per month and $750 for each meeting of the Company's Board of Directors attended and options to purchase up to 60,000 shares of the Company's common stock. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of meetings of the Company's Board of Directors. Directors of the Company who are also employees of the Company do not receive fees for their services as directors.

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


                                                              NUMBER OF SHARES       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED       OWNED
------------------------------------                         ------------------      -------
Dean Family Limited Partnership (1)                              1,225,537            12.5%
8373 Semiahmoo Drive
Blaine, WA  98230

Fidel Garcia Carrancedo (2)                                      1,001,968            10.2%
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

Wellington Management Company LLP (3)                              780,000             7.9%
75 State Street
Boston, MA  02109

William T. Graham (4)                                              446,678             4.5%
4918 Femrite Drive
Madison, WI  53716

James L. Dorman (5)                                                510,011             4.9%
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

C. Joseph Barnette                                                   0                  *
1000 Cherry St.
Kent, OH  44240-7520

Total Executive Officers and Directors as a Group                  956,689             9.1%
(3 persons) (6)


(1)     The Deans Family Limited Partnership has not filed a Schedule 13D or
        Schedule 13G with respect to its holdings. The share ownership of The Deans Family Limited Partnership is based solely upon information previously provided to the Company, and the Company is unable to independently verify such information. The Company had been previously informed that these shares are held for the benefit of Ronald S. Deans, Mark G. Deans and R. Scott Deans. Ronald Deans was the Company's former Chief Executive Officer. Mark Deans and Scott Deans are former officers of the Company.

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

(6) Includes currently exercisable options to purchase 327,778 shares of Common Stock options that became exercisable within 60 days to purchase 55,555 shares of Common Stock and 253,356 shares of Common Stock issuable upon conversion of the two $50,000 Convertible Subordinated Notes. See "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        1.      FINANCIAL STATEMENTS

                (i)     Report of Moss Adams LLP regarding Financial Statements

                (ii)    Consolidated Balance Sheets as of March 31, 1999 and
                        1998

                (iii) Consolidated Statements of Income for the years ended March 31, 1999, 1998 and 1997

                (iv) Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997

                (v) Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

                (vi)    Notes to Consolidated Financial Statements

        2.      FINANCIAL STATEMENT SCHEDULES

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

        EXHIBIT NUMBER                 DESCRIPTION OF DOCUMENT
        --------------                 -----------------------
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

        EXHIBIT NUMBER                 DESCRIPTION OF DOCUMENT
        --------------                 -----------------------
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

               10.21          Fourth Forbearance Agreement, between U.S. Bank,
                              N.A. and Geographics, Inc., dated November 1, 1998
                              (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998) (incorporated by reference to Exhibit 10.22 to the Company's Annual
                              Report on Form 10-K/A for the year ended March 31,
                              1998).

               10.22          Fifth Forbearance Agreement, between U.S. Bank,
                              N.A. and Geographics, Inc., dated as of March 31,
                              1999, filed herewith.

               10.23          Convertible Subordinated Note between Geographics,
                              Inc. and James L. Dorman, dated April 29, 1999
                              (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998).

               10.24          Convertible Subordinated Note between Geographics,
                              Inc. and William T. Graham, dated April 29, 1999
                              (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998).

               10.25          Employment Agreement between Geographics, Inc. and
                              James L. Dorman, dated April 16, 1999, filed herewith.

               11.1 Statement regarding computation of per share earnings.

               21.1           List of the subsidiaries of Geographics, Inc.

               23.1           Consent of Moss Adams LLP.

               27.1           Financial Data Schedule.


(B) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of June, 1999.

        GEOGRAPHICS, INC.



By:     /s/ James L. Dorman
        -------------------------------
        James L. Dorman
        Chairman, Chief Executive Officer

        Each person whose individual signature appears below hereby authorizes and appoints James L. Dorman with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of such person, individually and in the capacity of such person stated below, and to file any and all amendments to this Report together with any exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



        /s/ James L. Dorman
        -------------------------------
        James L. Dorman
        Chief Executive Officer
        and Chairman of the Board


        /s/ William T. Graham
        -------------------------------
        William T. Graham
        Director


        /s/ C. Joseph Barnette
        -------------------------------
        C. Joseph Barnette
        Director

                          INDEX TO FINANCIAL STATEMENTS


Report of Moss Adams LLP regarding Financial Statements                             F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998                           F-3
Consolidated Statements of Income for the years ended March 31, 1999,
1998, and 1997.                                                                     F-4
Consolidated Statements of Stockholders' Equity for the years ended March
31, 1999, 1998, and 1997.                                                           F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1999,
1998, and 1997.                                                                     F-6
Notes to Consolidated Financial Statements.                                         F-7
Report of Moss Adams LLP regarding Schedule II--Valuation and Qualifying
Accounts                                                                            S-1
Schedule II--Valuation and Qualifying Accounts                                      S-2


                                                               GEOGRAPHICS, INC.
--------------------------------------------------------------------------------

                                                               TABLE OF CONTENTS
                                                   MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                         PAGE
                                                                                         ----
INDEPENDENT AUDITOR'S REPORT..............................................................1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet........................................................................2

     Statement of Operations..............................................................3

     Statement of Stockholders' Equity (Deficit) and Comprehensive Income.................4

     Statement of Cash Flows..............................................................5

     Notes to Financial Statements........................................................5

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Geographics, Inc.

We have audited the accompanying consolidated balance sheets of Geographics, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above, present fairly in all material respects, the consolidated financial position of Geographics, Inc. as of March 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company changed its method of accounting for the purchase of display racks in the year ended March 31, 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred substantial operating losses in 1999 and 1998 and is out of compliance with its borrowing agreements, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Moss Adams LLP

Bellingham, Washington
May 7, 1999

                                                               GEOGRAPHICS, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                     ASSETS


                                                                 1999            1998
                                                             ------------    ------------
CURRENT ASSETS
   Cash                                                      $    130,967    $    316,078
   Accounts receivable
      Trade receivables, net of allowance for doubtful
         accounts, sales returns and cash discounts of
         $757,891 in 1999 and $930,958 in 1998                  3,187,527       4,164,861
      Other receivables                                           261,091         148,050
   Inventory, net of allowance for obsolete inventory
      of $862,000 in 1999 and $586,000 in 1998                  3,532,684       6,763,508
   Prepaid expenses, deposits, and other current assets           853,357         731,307
                                                             ------------    ------------
         Total current assets                                   7,965,626      12,123,804

PROPERTY, PLANT AND EQUIPMENT, net                              9,945,634      12,881,118

OTHER ASSETS                                                      367,501         340,043
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 18,278,761    $ 25,344,965
                                                             ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Bank overdrafts                                           $    253,425    $    301,716
   Note payable to bank                                         4,896,912      11,300,808
   Accounts payable                                             2,961,079       3,285,467
   Accrued liabilities                                          2,496,178       2,680,594
   Current portion of long-term debt                            3,072,601       3,350,344
                                                             ------------    ------------
         Total current liabilities                             13,680,195      20,918,929

LONG-TERM DEBT                                                  3,776,432       4,853,254
                                                             ------------    ------------
         Total liabilities                                     17,456,627      25,772,183
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   No par common stock - 100,000,000 authorized, 9,857,252
      issued and outstanding in 1999 and 1998                  15,769,018      15,769,018
   Accumulated other comprehensive income                        (157,223)         33,899
   Accumulated deficit                                        (14,789,661)    (16,230,135)
                                                             ------------    ------------
         Total stockholders' equity (deficit)                     822,134        (427,218)
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 18,278,761    $ 25,344,965
                                                             ============    ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             2
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                 1999            1998            1997
                                                            ------------    ------------    ------------
SALES
   Sales                                                    $ 23,127,452    $ 25,884,553    $ 18,669,472
   Less sales discounts and allowances                         1,669,349       1,786,708       1,618,330
   Less back-end selling expenses                              2,221,041       4,121,555       3,022,396
                                                            ------------    ------------    ------------
      Net sales                                               19,237,062      19,976,290      14,028,746

COST OF SALES                                                 11,931,097      21,035,139      16,522,236
                                                            ------------    ------------    ------------
      Gross margin                                             7,305,965      (1,058,849)     (2,493,490)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   9,086,546       6,952,870       5,105,314
                                                            ------------    ------------    ------------
      Income (loss) from operations                           (1,780,581)     (8,011,719)     (7,598,804)
                                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Other income                                                       --              --          24,907
   Miscellaneous expense                                          31,291         (38,365)             --
   Loss on sales of property and equipment                      (126,121)       (159,406)        (86,048)
   Reserve for impairment on EDP installation-in-progress             --              --        (620,759)
   Interest expense                                           (1,220,695)     (1,413,219)       (805,079)
                                                            ------------    ------------    ------------
      Total other income (expense)                            (1,315,525)     (1,610,990)     (1,486,979)
                                                            ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (3,096,106)     (9,622,709)     (9,085,783)

INCOME TAX PROVISION (BENEFIT)                                        --              --         (55,972)
                                                            ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                           (3,096,106)     (9,622,709)     (9,029,811)

DISCONTINUED OPERATIONS
   Income from operations of Core Business                       110,476         973,091       1,079,510
   Gain on disposal of Core Business, net of
      alternative minimum tax of $50,000                       5,497,104              --              --
                                                            ------------    ------------    ------------

                                                               5,607,580         973,091       1,079,510
                                                            ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                           2,511,474      (8,649,618)     (7,950,301)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (1,071,000)             --              --
                                                            ------------    ------------    ------------

NET INCOME (LOSS)                                           $  1,440,474    $ (8,649,618)   $ (7,950,301)
                                                            ============    ============    ============

BASIC EARNINGS PER SHARE
   Loss from continuing operations                          $      (0.31)   $      (1.00)   $      (0.97)
   Discontinued operations                                          0.57            0.10            0.12
   Cumulative effect of accounting change                          (0.11)             --              --
                                                            ------------    ------------    ------------
   Net income (loss)                                        $       0.15    $      (0.90)   $      (0.85)
                                                            ============    ============    ============

DILUTED EARNINGS PER SHARE
   Loss from continuing operations                          $      (0.31)   $      (1.00)   $      (0.97)
   Discontinued operations                                          0.57            0.10            0.12
   Cumulative effect of accounting change                          (0.11)             --              --
                                                            ------------    ------------    ------------
   Net income (loss)                                        $       0.15    $      (0.90)   $      (0.85)
                                                            ============    ============    ============

SHARES USED IN COMPUTING EARNINGS PER SHARE
   Basic                                                       9,857,252       9,626,335       9,322,278
                                                            ============    ============    ============
   Diluted                                                     9,857,252       9,626,335       9,322,278
                                                            ============    ============    ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             3
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (DEFICIT) AND COMPREHENSIVE INCOME
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                         Accumulated
                                                  Common Stock            Retained          Other         Total            Total
                                           ---------------------------    Earnings      Comprehensive  Stockholders'   Comprehensive
                                              Shares         Amount       (Deficit)     Income (Loss)     Equity           Income
                                           ------------   ------------  ------------    ------------   ------------    ------------
BALANCE, March 31, 1996                       8,004,584   $  9,620,068  $    369,784                   $  9,989,852
Comprehensive income
   Net income (loss)                                 --             --    (7,950,301)             --     (7,950,301)   $ (7,950,301)
   Other comprehensive income
      Foreign currency translation
         adjustment-                                 --             --            --         (76,478)        (76,478)       (76,748)
                                                                                                                       ------------
         Total other comprehensive income            --             --            --              --             --         (76,748)
                                                                                                                       ------------
   Comprehensive income                              --             --            --              --             --    $ (8,027,049)
                                                                                                                       ============

Proceeds from issuance of common stock        1,269,293      6,114,062            --              --      6,114,062
Notes payable, converted to common stock         30,000         52,005            --              --         52,005
Common stock issued for acquisition
   of subsidiary                                 50,000        200,000            --              --        200,000
Common stock issued for cash on exercise
   of stock options and warrants                114,000        345,883            --              --        345,883
Revision of estimate of income
   tax benefit from exercise of
   stock options and warrants                        --       (758,000)           --              --       (758,000)
                                           ------------   ------------  ------------    ------------   ------------

BALANCE, March 31, 1997                       9,467,877     15,574,018    (7,580,517)        (76,478)     7,917,023
Comprehensive income
   Net income (loss)                                 --             --    (8,649,618)             --     (8,649,618)   $ (8,649,618)
   Other comprehensive income
      Foreign currency translation
         adjustment                                  --             --            --         110,377        110,377         110,377
                                                                                                                       ------------
         Total other comprehensive income            --             --            --              --             --         110,377
                                                                                                                       ------------
   Comprehensive income                              --             --            --              --             --    $ (8,539,241)
                                                                                                                       ============
Issuance of common stock                        389,375        195,000            --              --        195,000
                                           ------------   ------------  ------------    ------------   ------------
BALANCE, March 31, 1998                       9,857,252     15,769,018   (16,230,135)         33,899       (427,218)
Comprehensive income
   Net income (loss)                                 --             --     1,440,474              --      1,440,474    $  1,440,474
   Other comprehensive income
      Foreign currency translation
         adjustment                                  --             --            --        (191,122)      (191,122)       (191,122)
                                                                                                                       ------------
         Total other comprehensive income            --             --            --              --             --        (191,122)
                                                                                                                       ------------
   Comprehensive income                              --             --            --              --             --    $  1,249,352
                                           ------------   ------------  ------------    ------------   ------------    ============
BALANCE, March 31, 1999                       9,857,252   $ 15,769,018  $(14,789,661)   $   (157,223)  $    822,134
                                           ============   ============  ============    ============   ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             4
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
                                   Increase (Decrease) in Cash


                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $  1,440,474    $ (8,649,618)   $ (7,950,301)
Adjustments to reconcile net income to net
cash flows from operating activities
   Depreciation and amortization                                    1,784,906       1,849,706       1,372,292
   Deferred income taxes                                                   --              --         404,000
   Gain on sale of core business                                   (5,497,104)             --              --
   Loss on sales and disposal of property and equipment               126,121         159,406          86,048
   Reserve for impairment on EDP installation-in-progress                  --              --         620,759
   Services rendered in exchange for common stock                          --         195,000              --
   Loss on cumulative effect of change in accounting principle      1,071,000              --              --
Changes in noncash operating assets and liabilities
   Trade receivables                                                  977,334       2,489,639      (1,500,098)
   Related party receivables                                               --              --         899,422
   Other receivables                                                 (113,041)        845,193        (930,671)
   Inventory                                                        2,395,474       2,694,366        (121,153)
   Prepaid expenses, deposits and other current assets               (122,050)        162,176         (44,402)
   Accounts payable                                                  (324,388)        863,699        (212,830)
   Accrued liabilities                                               (184,416)        535,564         920,286
   Income tax payable                                                      --              --        (145,278)
                                                                 ------------    ------------    ------------
      Net cash flows from operating activities                      1,554,310       1,145,131      (6,601,926)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in (repayment of) bank overdrafts                         (48,291)       (165,729)        467,445
   Net borrowings (repayment of) on note payable to bank           (6,403,896)      2,651,418       3,326,451
   Proceeds from long-term debt borrowings                                 --              --       2,333,526
   Repayment of long-term debt                                     (1,354,565)     (1,790,535)       (875,134)
   Repayments of notes payable to officer/directors                        --        (850,000)       (362,706)
   Proceeds from issuance of common stock                                  --              --       6,459,945
   Foreign currency translation                                      (191,122)        110,377         (76,478)
                                                                 ------------    ------------    ------------
      Net cash flows from financing activities                     (7,997,874)        (44,469)     11,273,049
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sale of core business                          6,594,891              --              --
   Purchase of plant and equipment                                   (308,980)     (1,933,911)     (4,159,500)
   Proceeds from sales of equipment                                        --          75,000          50,887
   Net repayments to partnerships                                          --              --         (34,484)
   (Increase) decrease in other assets                                (27,458)        665,570        (169,297)
                                                                 ------------    ------------    ------------
      Net cash flows from investing activities                      6,258,453      (1,193,341)     (4,312,394)
                                                                 ------------    ------------    ------------

NET CHANGE IN CASH                                                   (185,111)        (92,679)        358,729

CASH, beginning of year                                               316,078         408,757          50,028
                                                                 ------------    ------------    ------------

CASH, end of year                                                $    130,967    $    316,078    $    408,757
                                                                 ============    ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES
   Financing obtained in acquisition of equipment                $         --    $  2,199,088    $  1,989,895
                                                                 ============    ============    ============
   Issuance of common stock in exchange for services rendered    $         --    $    195,000    $         --
                                                                 ============    ============    ============
   Issuance of common stock on conversion of notes payable,
      debentures and other liabilities                           $         --    $         --    $     52,005
                                                                 ============    ============    ============
   Issuance of common stock for acquisition of subsidiary        $         --    $         --    $    200,000
                                                                 ============    ============    ============
   Income tax benefit (expense) related to exercise of stock
      options and warrants                                       $         --    $         --    $   (758,000)
                                                                 ============    ============    ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             5
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS

       Geographics, Inc. (the "Company") is a Wyoming corporation with its offices and main manufacturing facilities located in Blaine, Washington. The Company also has warehouse/distribution facilities near London, England, and Sydney, Australia and a warehouse/distribution facility in Bellingham, Washington. The Company is a manufacturer of designer stationary and value-added papers and considers itself to have only one reporting segment. (See Note 3 regarding the sale of certain business operations.)

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

       The nature and content of bank overdrafts include disbursements from the payroll checking account, which are covered via transfers of funds from the general operating cash account as payroll checks are presented for payment. The Company also has an account for which the bank funds disbursements as they are presented for payment via an overnight investment sweep account.

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

       PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Depreciation is provided based on useful lives of three to forty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation and amortization expense on equipment, including amortization expense on capitalized leased equipment, was $1,705,372, $1,729,706 and $1,280,801 during the years ended March 31, 1999, 1998 and
       1997, respectively.

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

       FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's non-U.S. subsidiaries whose "functional" currencies are other than U.S. dollars are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded as other comprehensive income within the statement of stockholders' equity. Certain other translation adjustments and transaction gains and losses are reported in net income in the period they are realized.

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

       o PROPERTY, PLANT AND EQUIPMENT - It is the Company's policy to record property, plant and equipment and other long-lived assets at historical cost and depreciate these assets over their expected useful life. The Company has sustained significant losses as shown in the accompanying consolidated financial statements and described in Note 16, and may be unable to continue as a going concern. It is reasonably possible that the Company's estimate that it will recover the carrying amount of long-lived assets from future operations will change in the near term.

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

       ADVERTISING COSTS - Advertising costs are charged to expense in the period in which they occur except for direct response advertising which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of advertisements placed with industry related catalogs and are amortized over the period following the mailing date at a rate approximating the rate and timing of customer response. Unamortized advertising costs of $75,109 and $149,609 are included in other assets at March 31, 1999 and 1998, respectively.

       The Company also participates with its customers in cooperative advertising and other promotional programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $242,899, $1,393,001 and $1,924,442 in 1999, 1998 and 1997, respectively.

       EARNINGS PER SHARE - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosure About Fair Value Of Financial Instruments, requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the consolidated balance sheet of the Company for which it is practicable to estimate fair value. The estimated fair values of financial instruments that are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

       There were no significant differences as of March 31, 1999 and 1998 in the carrying value and fair value of financial instruments.

       STOCK OPTION PLANS - The Company recognizes the financial effects of stock options in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Normally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date. Under APB 25 options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements.

       NEW ACCOUNTING STANDARDS - During fiscal year 1999, the Company implemented the requirements of SFAS No. 130, Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. These standards have been applied to all periods presented and resulted in some changes in the presentation of financial information but does not have a material impact on its reported financial condition or results of operation.

       RECLASSIFICATIONS - Concurrent to the preparation of the financial statements for the year ending March 31, 1999, the Company's management has reclassified certain items contained in the financial statements. Certain back-end selling expenses are now reported as a reduction of gross sales instead of being reported as a component of general and administrative expenses. Management now views back-end selling costs as allowances directly tied to sales volumes that are properly netted against gross sales to better reflect net sales. Such allowances, by contract, are stated as a percent of sales delivered to specific customers. The Company also reclassified the prior year amounts to conform to current year presentation. Such reclassifications had no effect on the Company's previously reported earnings or financial position.

       CHANGE IN ACCOUNTING PRINCIPLE - During the fourth quarter of the current fiscal year, the Company changed its method of accounting for the purchase of display racks. The Company now expenses the purchase of display racks in the period in which the costs were incurred. The Company has implemented this policy due to the increasing difficulty in managing of the racks once they have been delivered to a customer for use in displaying merchandise, and also because the Company had difficulty controlling the duration, location or extent of use within the customers' stores. Accordingly, the Company has expensed racks purchased for customers during 1999 and written-off the remaining racks on the Company's financial statements as of year end.

       The pro forma effect of this change on net loss from continuing operations for each of the three years for which a statement of operations is presented is as follows:


                                                    Reduction
                                                   (Increase) in
                                                     Loss From        Effect on
             Year Ended                             Continuing        Earnings
              March 31,                             Operations        Per Share
              ---------                             ----------        ---------
                1999                                $  436,175        $ 0.04
                1998                                  (479,020)        (0.05)
                1997                                   (89,474)        (0.01)

NOTE 3 - DIVESTITURE

       On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights (collectively the "Core Business") to Identity Group, Inc. for total consideration of $6,820,000. In connection with the sale, the Company recorded a gain of $5,497,104 or $.57 per share in the first quarter of 1999. The available net proceeds from the sale were used to reduce the outstanding balance on the Company's revolving credit line.

       Summarized results of operations for the Core Business for fiscal years 1999, 1998 and 1997 are as follows:


                                                                1999         1998        1997
                                                            -----------  ----------  --------
       Net sales                                            $   751,539  $6,598,881  $ 6,789,364
                                                            ===========  ==========  ===========
       Operating income                                     $   139,035  $1,222,688  $ 1,337,506
                                                            ===========  ==========  ===========
       Income from discontinued operations                  $   110,476  $  973,091  $ 1,079,510
                                                            ===========  ==========  ===========


NOTE 4 - INVENTORY


                                                                             1999        1998
                                                                         ----------  -----------
       Raw materials                                                     $  513,090  $   609,183
       Work-in-progress                                                     671,946    1,483,308
       Finished goods                                                     3,209,519    5,257,515
                                                                         ----------  -----------
                                                                          4,394,555    7,350,006
       Less allowance for obsolete inventory                                861,871      586,498
                                                                         ----------  -----------
                                                                         $3,532,684  $ 6,763,508
                                                                         ==========  ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT


                                                             Accumulated
                                                            Depreciation      Net Book Value
                                                                 And      -----------------------
                                                   Cost     Amortization     1999        1998
                                               -----------  ------------  ----------  -----------
    Land                                       $   114,563  $        --   $ 114,563   $  114,563
    Buildings                                    3,874,478      944,568   2,929,910    3,021,655
    Machinery & equipment                        3,207,792    1,638,057   1,569,735    2,050,279
    Machinery & equipment under capital
    lease                                        7,000,573    1,850,064   5,150,509    5,832,538
    Display racks                                       --           --          --    1,627,688
    Computers and software                         111,428       61,596      49,832      169,154
    Automobiles                                    106,452       84,789      21,663       47,476
    Leasehold improvements                              --           --          --       17,765
    EDP installation-in-progress                   109,422           --     109,422           --
                                               -----------  -----------  ----------  -----------
                                               $14,524,708  $ 4,579,074  $9,945,634  $12,881,118
                                               ===========  ===========  ==========  ===========


NOTE 6 - OTHER ASSETS


                                                   1999         1998
                                                   ----         ----
       Other                                   $   233,266  $  205,808
       Trademarks                                  134,235     134,235
                                               -----------  ----------
                                               $   367,501  $  340,043
                                               ===========  ==========

NOTE 7 - FINANCING ARRANGEMENTS


                                                                     1999         1998
                                                                   ----------   ----------
Installment notes payable to a bank, fixed interest rates
ranging from 8.825% to 10%, payable in monthly installments
through November 2010, collateralized by real estate.              $2,018,898   $2,200,029

Capital lease obligations collateralized by certain equipment and fixtures, with imputed interest at rates ranging from 8.25%
to 11.42%.                                                          4,808,965    5,877,633

Installment notes payable to banks, interest rates ranging from fixed at 9.75% to variable rates from prime plus 1% to prime plus 1.5%, payable in monthly installments through October
2000, collateralized by certain equipment.                             21,171      125,936
                                                                   ----------   ----------
                                                                    6,849,034    8,203,598
Less current portion                                                3,072,602    3,350,344
                                                                   ----------   ----------
                                                                   $3,776,432   $4,853,254
                                                                   ==========   ==========


       The prime rate was 7.75% and 8.50% at March 31, 1999 and 1998, respectively.

       The Company had a revolving credit agreement with a bank for up to $12,000,000 (modified as described below), subject to borrowing base limitations of 80% of eligible accounts receivable and 55% of inventories, net of reserves. Interest on outstanding advances is payable monthly at 1.50% above the bank's prime rate, with a stated due date of April 15, 1998. Total outstanding advances under the revolving credit agreement were $4,896,912 and $11,300,808 at March 31, 1999 and 1998, respectively. The revolving credit agreement and installment notes are collateralized by substantially all of the assets of the Company.

       The revolving credit agreement and term debt (included in installment notes payable above) with the same bank were subject to the "Second Forbearance Agreement" with the bank which acknowledged the Company's default with respect to the original terms of the debt obligations, but allowed continued borrowing pursuant to the terms of the forbearance agreement which expired April 15, 1998. On May 1, 1998, the Company and the bank entered into the "Third Forbearance Agreement" which required the Company to sell its signage and lettering, intangible and operating assets (the "Core Business" - see Note 3) to a corporation for total consideration of approximately $6.8 million, the net proceeds of which were to be applied to the revolving credit obligation. The Third Forbearance Agreement expired November 1, 1998 and reduced the maximum borrowings under the revolving agreement to $5.5 million during May through July 1998 and $6.0 million during August through October of 1998. The advance rate against eligible accounts receivable was reduced to 70%, and the maximum advance rate against eligible inventory was reduced to $3.5 million. On November 1, 1998, the Company and the bank entered into the "Fourth Forbearance Agreement" which limited the Company's borrowings under the Revolving Loan to $5,500,000 and limited the advance against eligible inventory to $2,750,000. The Fourth Forbearance Agreement expired on March 31, 1999, at which time the Company and the bank entered into the "Fifth Forbearance Agreement", which essentially was an extension of the Fourth Forbearance Agreement and expired on April 30, 1999.

       Subsequent to the expiration of the Fifth Forbearance Agreement, the Company has negotiated with the bank to provide the Company with a $750,000 extension of credit over and above the borrowing base calculation established by the Fourth Forbearance Agreement as well as to extend the due date. All outstanding obligations with this bank have been shown as currently due, pursuant to the terms of the forbearance agreements.

       At March 31, 1999, the terms of the agreements provide principal payments on long-term debt and capital lease obligations as follows:


                 2000                                                    $3,072,602
                 2001                                                     1,086,976
                 2002                                                       932,681
                 2003                                                       691,268
                 2004                                                       689,821
              Thereafter                                                    375,686
                                                                         ----------
                                                                         $6,849,034
                                                                         ==========


       Future minimum lease payments under capital leases, together with the present value of minimum lease payments as of March 31, 1999, are as follows:


               2000                                                      $1,546,712
               2001                                                       1,409,104
               2002                                                       1,106,711
               2003                                                         823,276
               2004                                                         820,199
            Thereafter                                                      354,911
                                                                         ----------
       Total minimum lease payments                                       6,060,913
       Less amount representing imputed interest                          1,251,948
                                                                         ----------
       Present value of minimum lease payments                           $4,808,965
                                                                         ==========

NOTE 8 - FEDERAL INCOME TAXES

       The provision (benefit) for income taxes consists of the following:


                                                1999       1998        1997
                                            -----------   --------   ---------
Current provision (benefit)                 $        --   $     --   $(459,972)
Deferred provision (benefit)                         --         --     404,000
                                            -----------   --------   ---------
     Total income tax provision (benefit)   $        --   $     --   $ (55,972)
                                            ===========   ========   =========


        Income taxes are allocated between continuing and discontinued operation as follows:


                                                 1999     1998       1997
                                                ------   ------   --------
Total income tax provision (benefit)            $   --   $   --   $(55,972)
Amounts applicable to discontinued operations       --       --         --
                                                ------   ------   --------
     Taxes allocated to continuing operations   $   --   $   --   $(55,972)
                                                ======   ======   ========


        The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:


                                                        1999                          1998                        1997
                                             -----------------------       ---------------------     --------------------------
                                                 Amount          %            Amount         %          Amount             %
                                             -----------        ----       -----------     -----     -----------         ------
  Tax expense (benefit) at
     statutory rate on continuing
     operations                              $(1,212,000)      (34.0)%     $(3,272,000)    (34.0)%   $(3,089,000)        (34.0)%
  Exercise of stock options
     and warrants                                     --          --           367,000       3.8        (758,000)         (8.2)
  Other differences, net                         240,000         6.7           548,000       5.6        (350,972)         (3.4)
  Change in valuation
     allowance for deferred
     tax assets                                 (902,000)      (25.3)        2,027,000      21.1       3,774,000          41.5
  Alternative minimum tax
     allocated to discontinued
     operations                                  (50,000)       (1.4)               --        --              --            --
  Benefit absorbed by income
     from discontinued operations              1,924,000        54.0           330,000       3.5         368,000           4.0
                                             -----------        ----         ---------     -----     -----------         -----
     Total income tax
       provision (benefit)                   $        --          -- %       $      --        -- %   $   (55,972)         (.1)%
                                             ===========        ====         =========     =====     ===========         =====


        The significant components of deferred income tax expense (benefit) are as follows:


                                                     1999           1998           1997
                                                 -----------    -----------    -----------
Change in valuation allowance for deferred tax
 assets                                          $  (902,000)   $ 2,027,000    $ 3,774,000
Depreciation of plant and equipment                 (138,000)       302,000        244,000
Amortization of goodwill and intangibles              78,000         17,000         31,000
Change in allowance for doubtful accounts             79,000       (259,000)        (8,000)
Inventory differences                                (24,000)       239,000       (416,000)
Effect of net operating loss carryforwards           903,000     (2,314,000)    (3,162,000)
Other differences, net                                 4,000        (12,000)       (59,000)
                                                 -----------    -----------    -----------
   Total deferred income tax expense (benefit)   $        --    $        --    $   404,000
                                                 ===========    ===========    ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                       1999           1998
                                                                   -----------    -----------
Deferred Tax Assets
  Net operating losses                                             $ 4,573,000    $ 5,476,000
  Inventory,  principally due to additional cost inventoried for
     tax purposes                                                      260,000        236,000
     and financial statement allowances
  Goodwill and intangible assets, principally due to
     amortization differences                                          254,000        332,000
  Accruals for financial reporting purposes                             91,000         68,000
  Alternative minimum tax credit carryforwards                          83,000         70,000
  Accounts receivable, due to allowance for doubtful accounts          238,000        317,000
  Other differences, net                                                22,000         62,000
                                                                   -----------    -----------
        Net deferred tax assets                                      5,521,000      6,561,000

Deferred Tax Liabilities
  Plant and equipment, principally due to depreciation
     differences                                                       622,000        760,000
                                                                   -----------    -----------
        Net deferred tax assets before valuation allowance           4,899,000      5,801,000
  Valuation allowance                                               (4,899,000)    (5,801,000)
                                                                   -----------    -----------
        Net deferred tax assets                                    $        --    $        --
                                                                   ===========    ===========

        Net deferred tax assets $ - $ Based on the Company's current operating income and expectations for the future, management determined that future operating and taxable income may not be sufficient to fully recognize all deferred tax assets existing at March 31, 1999 and 1998. As a result, the carrying value of net deferred tax assets was reduced to $-0- at March 31, 1999 and 1998 by increasing the valuation against deferred tax assets.

        Net operating loss carryforwards approximating $12,000,000 are available to offset future taxable income through 2013. In addition, net operating losses on foreign operations of approximately $1,800,000 are available to the Company subject to foreign tax rules.

NOTE 9 - STOCKHOLDERS' EQUITY

        STOCK OPTION AND INCENTIVE PLANS - As of March 31, 1999, the Company had reserved 1,000,000 shares of common stock for issuance to key employees, officers and directors pursuant to the 1996 Stock Option Plan. Options granted under the Plan qualify as incentive stock options and will generally not be taxable to the holder until the share subject to the option is ultimately sold by the holder of the option. There were no shares granted pursuant to this Plan as of March 31, 1999. Options to purchase the Company's common stock are granted at a price equal to or greater than the market price of the stock at the date of grant, and are exercisable pursuant to the terms of the grant. All options expire no more than ten years after the date of grant. Prior to the formation of the 1996 Stock Option Plan, the Company granted nonqualified stock options on a case-by-case basis as deemed appropriate by the Board of Directors.

        Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the estimated present value of stock options granted using an option valuation model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of stock from proceeds deemed obtained from the issuance of stock options. The fair value of options issued in 1999 is estimated at $36,000. There were no options issued in 1998 or 1997 and therefore no presentation is required for 1998 or 1997.

        The following assumptions were used to estimate the fair value of the options:


                                                          1999
                                                         ------
       Risk-free interest rate                            5.19%
       Dividend yield rate                                  - %
       Price volatility                                  2.0551
       Weighted average expected life of options          .5 yr.


        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma earnings is shown below:

        Pro forma disclosures


                                                                           1999
                                                                        ----------
        Net income as reported                                          $1,440,474
        Additional compensation for fair value of stock options         $   36,000
        Pro forma net income                                            $1,476,474

        Pro forma earnings per share

        Basic                                                           $     0.15
        Diluted                                                         $     0.15


        The changes in stock options outstanding are as follows:


                                                        Nonqualified
                                                        Common Stock         Option Price
                                                           Options             Per Share
                                                        ------------         ------------
       BALANCE, March 31, 1996                              320,000
         Granted                                                 --
         Exercised                                         (144,000)       $ .73 to 2.56
         Expired                                             (2,500)          $  3.04
                                                          ---------
       BALANCE, March 31, 1997                              173,500
         Granted                                                --
         Exercised                                              --
         Expired                                                --
                                                          ---------
       BALANCE, March 31, 1998                              173,500
         Granted                                            100,000           $   .47
         Exercised                                              --
         Expired                                            (10,000)          $   .83
                                                          ---------
       BALANCE, March 31, 1999                              263,500
                                                          =========


                                    Options Outstanding                Options Exercisable
                           ------------------------------------       ----------------------
                                          Weighted
                                           Average      Weighted                    Weighted
           Range of                       Remaining      Average                     Average
           Exercise          Number      Contractual    Exercise        Number      Exercise
            Prices         Outstanding      Life          Price       Exercisable     Price
           --------        -----------   -----------    --------      -----------   --------
            Up to $1         100,000    1.25 years       $0.47         100,000       $0.47
            $1 to $2          76,000    1.29 years       $1.44          76,000       $1.44
            $2 to $4          87,500    1.54 years       $2.75          87,500       $2.75

       In addition, warrants to purchase 1,395,121 shares of common stock at $6.50 per share were outstanding at March 31, 1999. Warrants to purchase 1,419,121 shares of common stock at prices ranging from $.77 to $6.50, were outstanding as of March 31, 1998. The exercise price of the warrants was equal to the market price of the stock at the date the warrants were issued. On May 27, 1999 the Company's Board of Directors approved a one-year extension of the expiration date to June 1, 2000.

       During the year ended March 31, 1997, the Company's shareholders and its Board of Directors approved a resolution to increase the Company's authorized shares from ten million to one hundred million.


NOTE 10 - EARNINGS PER SHARE

        The numerators and denominators of basic and diluted earnings per share are as follows:


                                                   1999          1998           1997
                                               -----------   -----------    -----------
Net income (loss) (numerator)                  $ 1,440,474   $(8,649,618)   $(7,950,301)
                                               ===========   ===========    ===========
Shares used in the calculation (denominator)
  Weighted average shares outstanding            9,857,252     9,626,335      9,322,278
  Effect of dilutive stock options                      --            --             --
                                               -----------   -----------    -----------
  Diluted shares                                 9,857,252     9,626,335      9,322,278
                                               ===========   ===========    ===========


       As described in Note 9, the Company has granted stock options and warrants to purchase up to 1,658,621 shares. The potential dilutive effects of these potential shares outstanding were disregarded in 1998 and 1997 because the Company reported losses in those years and the effects of the instruments would have been anti-dilutive to the reported per share losses. The dilutive effects of these shares were disregarded in 1999 as the exercise price for the shares are higher than the market price of the Company's stock making their effects antidilutive. In future periods, these instruments may reduce the reported net income per share once profitable operations are attained and the market price of the Company's stock improves.

NOTE 11 - RELATED PARTY TRANSACTIONS

       At March 31, 1996, a certain officer and directors had advanced the Company $1,264,711 in the form of uncollateralized notes payable. As of March 31, 1997, the balance remaining on these notes payable to a certain officer totaled $850,000, which was paid in full during fiscal 1998. Total interest costs associated with these notes were approximately $0, $11,200 and $92,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

       The Company has approximately $204,787 due to Guildmark, Inc., a company related through common ownership, included in accounts payable at March 31, 1999 and 1998.


NOTE 12 - EMPLOYEE BENEFIT PLANS

       On April 1, 1995, the Board of Directors approved a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
       Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $16,884 and $11,471 during the year ended March 31, 1999 and 1998, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

       Leases - The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases require the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire at various times through 2004. At March 31, 1999, the Company had future minimum lease commitments of $51,285. Rental expense under all operating leases were $86,235, $320,000 and $257,000 in 1999, 1998 and 1997, respectively.

       Litigation - In July 1997, three related class action suits were filed in the United States District Court for the Western District of Washington against the Company, its former President, Chief Executive Officer and Chairman of its Board of Directors, and the Company's Vice President of Finance and Chief Financial Officer. In August 1998, the Company, its insurance company and the plaintiffs reached an agreement to settle the suits. The settlement is subject to review by the court prior to being ratified. In October 1998, the court ratified the settlement. The Company has recorded its portion of the settlement, representing the deductible on its insurance policy. The total settlement was $1.6 million.

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

       Contingency For Year 2000 Issues - The Company categorizes its Year 2000 efforts into the following areas: hardware, software, embedded, processors, vendors, and customers. Each area is assessed and tracked in phases including assessment, identification of non-compliance, remediation, testing, and verification. The Company's Year 2000 project is progressing and internal remediation work is expected to be completed by October 31, of this year. The Company is using both internal and external resources to effect remediation and to test systems.

       The Company will initiate communications with significant vendors and customers in June of 1999 to determine the Company's vulnerability if these companies fail to remediate their Year 2000 issues. There can be no guarantee that the systems of other companies will be timely remedied, or that other companies' failure to remedy Year 2000 issues would not have a material impact on the Company. The Company is developing contingency plans to mitigate risks associated with vendor/customer Year 2000 issues.

       Costs incurred and expected to be incurred have been/will be expensed, and are not expected to exceed a total of $75,000. Although the Company is not aware of any internal operational Year 2000 issues, the Company cannot provide assurances that the computer systems, products, services, or other systems on which the Company depends will be Year 2000 ready on schedule, that the costs of remediation of Year 2000 issues will not be greater than expected, or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate the magnitude, if any, of the Year 2000 related issues of its vendors or customers. If such risks materialize, the Company could experience serious consequences, which could have a material adverse effect on its financial condition, operations, and liquidity.

NOTE 14 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

       Assets for which the Company has credit risk include trade accounts receivable, which amounted to $3,950,254 and $5,095,819 at March 31, 1999 and 1998, respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Amounts due from three customers approximated 63% and 74% of the total accounts receivable at March 31, 1999 and 1998, respectively.

       Historically, a substantial portion of the Company's sales has been to a limited number of customers. Concentration of sales to the Company's five largest customers were 60% in 1999, 66% in 1998 and 67% in 1997. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customers, including reductions due to market, economic or competitive conditions in the designer stationary or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company purchases goods from approximately 700 vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 1999, 1998 and 1997. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. There can be no assurances that the relationship between the Company and this vendor will continue and the loss of the purchasing power the Company has established with this company would likely have a material adverse effect on the Company. The Company does not consider itself dependent on any single source for materials to manufacture its products.

       Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows. Foreign sales are attributed to the country where product delivery is specified by the customer.


                                                               Fiscal Year
                                              --------------------------------------------
Net sales to domestic and foreign customers       1999            1998            1997
                                              ------------    ------------    ------------
  United States                               $ 12,384,952    $ 14,152,403    $  9,065,101
  Canada                                         3,285,559       3,630,446       3,422,621
  United Kingdom                                 1,021,474         613,192         351,327
  Other European Countries                       1,054,000         584,000         364,000
  Australia                                      1,491,077         996,249         825,697
                                              ------------    ------------    ------------
    Total                                     $ 19,237,062    $ 19,976,290    $ 14,028,746
                                              ============    ============    ============
Operating profit or (loss)
  United States                               $ (3,121,684)   $ (7,261,961)   $ (6,587,756)
  Canada                                           610,277        (301,179)       (473,296)
  United Kingdom                                  (550,609)       (489,263)       (727,467)
  Australia                                        (34,090)         40,684         189,715
                                              ------------    ------------    ------------
    Total                                     $ (3,096,106)   $ (8,011,719)   $ (7,598,804)
                                              ============    ============    ============


                                                               Fiscal Year
                                              --------------------------------------------
                                                  1999            1998            1997
                                              ------------    ------------    ------------
Long-lived assets
  United States                               $  9,778,864    $ 12,646,787    $ 10,559,587
  Canada                                                --          36,510          71,886
  United Kingdom                                   108,793         148,200         164,399
  Australia                                         57,977          49,621          36,359
                                              ------------    ------------    ------------
    Total                                     $  9,945,634    $ 12,881,118    $ 10,832,231
                                              ============    ============    ============

       International sales accounted for approximately 36%, 29% and 35% of the Company's total net sales in fiscal years 1999, 1998, and 1997, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks.


NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                  1999            1998            1997
                                              ------------    ------------    ------------
Cash paid during the year for interest        $  1,044,421    $  1,659,150    $    995,691
                                              ============    ============    ============
Net cash paid (refund) during the year for
income taxes                                  $         --    $   (371,528)   $    304,303
                                              ============    ============    ============


        Interest expense of approximately $27,800, $250,000 and $258,000 was included in income from discontinued operations during 1999, 1998 and 1997, respectively.

NOTE 16 - LIQUIDITY AND OPERATIONS

        As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $3,096,106 and $9,622,709 for the years ended March 31, 1999 and 1998, respectively. As a result of these losses, the Company's failure to comply with certain covenants under its line of credit and other factors, the report of the Company's auditors states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

        As described in Note 17, in April 1999 the Company appointed a new President and CEO who is planning to take steps necessary to enable the Company to continue as a going-concern. This includes the development of a detailed business plan that will enable the Company to identify and focus on profitable products and the profitability of its current market share positions, thereby reducing the demand for Company resources on unprofitable business. In addition, the Company will take steps to identify and reduce unnecessary selling, general and administrative expenses, continue to improve the operating efficiency of its manufacturing processes and reduce its raw material costs, in order to return the Company to profitability. Management anticipates that these steps will enable the Company to better estimate the correct levels of working capital required and supporting debt and equity financing necessary to stabilize the Company and position it for profitable and controlled growth. The Company then plans to cost effectively refinance its equity and debt funding in amounts necessary to meet its objectives.

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

NOTE 17 - SUBSEQUENT EVENTS

        On April 16, 1999, the Company's Shareholders elected a new Board of Directors. Subsequently, the new Board of Directors appointed a new President and CEO.

        Subsequent to year end, the Company and the Company's former president and CEO agreed to modify a stock option award previously authorized by the Board of Directors during fiscal year 1999, by reducing the total shares under option to 100,000 and increasing the option price to $.47 per share. The options are fully vested and may be exercised during the period from January 1, 2000 to June 30, 2000.

        On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes. One director and the Company's Chief Executive Officer, who is also a director, were issued $50,000 notes each, with the proceeds used to fund the Company's operations. The notes bear interest at 2.0% above the US Bank's prime lending rate, and the notes are subordinated to the Company's senior indebtedness to US Bank. The notes are also convertible into shares of the Company's common stock at $0.3927 per share.

        Effective April 16, 1999, the Company entered into an employment agreement with its new Chief Executive Officer. Pursuant to the agreement, the CEO is entitled to receive a base salary of $75,000 per year and two separate tranches of stock options to purchase 800,000 shares of the Company's common stock. The first tranche of 300,000 options vest immediately and have a price of $.30 per share. The second tranche of 500,000 options vest evenly over eighteen months and have a price of $.50 per share. The CEO's employment is at will and may be terminated at any time by either party. However, if the CEO is terminated by the Company other than for cause, all options granted shall automatically vest.

NOTE 18 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        As a result of management's year end closing procedures, and review of accounting practices and estimates, significant year end adjustments were recorded. These adjustments included an increase in the reserve for inventory reserves and costing corrections of approximately $700,000 and a change in accounting principle for the write-off of store racks of approximately $1.1 million. Note 2 contains additional information concerning the change in accounting principle. Adjustments reducing net income were also made to allow for certain bad debts and to increase the allowance for sales returns and allowances by approximately $500,000, as well as an adjustment to reduce certain computer consulting expenditures previously capitalized of approximately $125,000.

NOTE 19 - STOCK EXCHANGE LISTING REQUIREMENTS

        The Company's securities were delisted from the Nasdaq National Market and subsequently the Nasdaq SmallCap Market during fiscal 1998. Trading of the Company's securities has continued on the Nasdaq's OTC Electronic Bulletin Board. However, the delistings may restrict marketability of the Company's common stock. In addition, the common shares of the Company were suspended from trading on the Toronto Stock Exchange on June 11, 1998 due to the failure of the Company to provide the required financial information and filings. Securities suspended from trading on the Toronto Exchange which have not been approved for reinstatement will be automatically delisted after a period of one year. The Company is taking steps to gain the necessary approvals for reinstatement of the Company's securities in order to avoid being delisted from the Toronto Exchange.

                                   SCHEDULE II

                                GEOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                       BALANCE AT                                    BALANCE AT
    YEAR ENDED MARCH 31                 APRIL 1        ADDITIONS      DEDUCTIONS      MARCH 31
    -------------------                ----------      ---------      ----------     ----------
Allowance for Doubtful Accounts,
  Sales Returns and Cash Discounts
           1997                          146,926         772,221        104,306        814,841
           1998                          814,841       1,395,706      1,279,589        930,958
           1999                          930,958       1,372,748      1,545,815        757,891

Allowance for Obsolete Inventory
           1997                          100,000       1,190,000         -           1,290,000
           1998                        1,290,000         963,309      1,666,811        586,498
           1999                          586,498         753,639        478,266        861,871

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Geographics, Inc.

We have audited the consolidated financial statements of Geographics, Inc. as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 7, 1999; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Geographics, listed in
Item 14. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ MOSS ADAMS LLP


Bellingham, Washington
May 7, 1999