Form 10-Q
period 1999-06-30
GEOGRAPHICS INC
filed 1999-08-16
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 30, 1999
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from      to
                                           ------  ------

                         Commission file number 0-26756

                                GEOGRAPHICS, INC.
             (Exact Name of Registrant as Specified in Its Chatter)

                             -----------------------

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

                             -----------------------

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

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 6, 1999 was $4,618,813 based on a closing sales price of $0.46875 per share on the NASDAQ OTC Bullctin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of August 6, 1999 was 9,857,252.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                     None.

                               TABLE OF CONTENTS


                                                                            Page


PART I .......................................................................1
  ITEM 1. FINANCIAL STATEMENTS ...............................................1
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS ........................................1
            FORWARD-LOOKING STATEMENTS .......................................1
            RESULTS OF OPERATIONS ............................................2
            LIQUIDITY AND CAPITAL RESOURCES ..................................2
  ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ............4

PART II ......................................................................4

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................4
  SALES OF UNREGISTERED SECURITIES ...........................................4
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................5
  ITEM 5 -OTHER INFORMATION ..................................................5
  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................7
SIGNATURE ....................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 1999 (unaudited) and March 31, 1999, the unaudited statements of operations for the three months ended June 30, 1999 and June 30, 1998, and the unaudited consolidated statements of cash flows for the three months ended June 30, 1999 and June 30, 1998, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement, or modify its management information system, including the electronic data interchange system, adequate to meet operations requirements in the future and to improve its internal controls; and the ability of the Company to refinance its existing revolving credit facility to raise additional debt or equity financing sufficient to meet its working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

          NET SALES. Net sales decreased 18.1% to $4,499,918 in the quarter ended June 30, 1999 from $5,497,162 in the quarter ended June 30, 1998. The decrease was attributable to the loss of a key account in late fiscal 1998 ($345,000) and significantly lower sales in Europe which decreased $130,000 or 27.3% from 1998 and was caused in part by the Company's inability to produce product due to a lack of working capital. In addition, the Company made higher accruals for customer program costs and credits ($1,045,498 or 18.8% of gross sales for the quarter ended June 30, 1999 compared to $663,222 or 10.7% of gross sales for the quarter ended June 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 18.1% in the quarter ended June 30, 1999, from 32.5% in the same period in fiscal 1998. The lower gross margin is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's materials and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs. Management is currently and will continue to explore ways to improve manufacturing efficiency.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $1,118,105 (20.2% of gross sales) in the quarter ended June 30, 1999 from $1,513,172 (24.5% of gross sales) in the same period in fiscal 1998. This decrease is primarily attributable to a decrease in salaries ($105,000), consulting expenses ($203,000), and legal fees ($79,000).

         OTHER INCOME (EXPENSE). Other income for the quarter ended June 30, 1999 amounted to $172,392 compared to $5,642,007 for the quarter ended June 30, 1998. The difference is due to the income and gain attributed to the sale of the Company's sign and lettering division during the quarter ended June 30, 1998. The income and gain attributed to this segment amounted to $5,607,580, net of tax of $50,000.

         INTEREST EXPENSE. Interest expense decreased to $237,745 (4.3% of gross sales) during the quarter ended June 30, 1999, compared to $337,480 (5.5% of gross sales) during the same period in fiscal 1998. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings was attributed to positive cash flow generated by operations.

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

         In July of 1999, the Company secured agreement from its principal lender, U.S. Bank, to extend the sixth forbearance agreement until September 15, 1999. Discussions and negotiation with an alternate lender are currently under way to refinance the Company's debt arrangements. It is management's intention to restructure all debt to terms that are consistent with the Company's cash flow, plus raise $3,000,000 to $5,000,000 of equity via a private placement offering for recapitalization of the Company. As of the date of this Report, Geographics has received over $3,000,000 in a private placement of common stock, with proceeds to the Company at $0.30 per share, which included significant investments from Messrs. William T. Graham, Director of the Company, and James
L. Dorman, Chairman and Chief Executive Officer of the Company, and their respective affiliates. Further, the Company has engaged Culverwell & Company, Inc. to use their best efforts to raise an additional $3,000,000 in a private placement of common stock, with net proceeds to the Company of $0.30 per share. The offering prices were determined after giving effect to liquidity and minority discounts. In addition, Geographics has announced that it has received two acceptable banking proposals for a new working capital facility to replace the Company's existing facility.

         The Company estimates that the effect of the Company's recapitalization plan will result in a decrease in interest expense over $600,000 per year. Management anticipates that the recapitalization plan will be completed during the second fiscal quarter.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         The Company also have foreign exchange translation exposures resulting from the translation of foreign currency-denominated earnings into U.S. dollars in the Company's consolidated financial statements. Foreign currency transaction exposure arises when an operating unit transacts business denominated in a currency that is not its own functional currency. The Company's transaction risks are attributable primarily to inventory purchases from third party vendors. The introduction of the Euro has significantly reduced such risks, and transaction exposures on an overall basis are not material.

         If the U.S. dollar uniformly increases in strength by 10% in 1999 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $96,000 for the quarter ended June 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

         On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes (the "Notes") pursuant to exemption under Section 4(2) of the Securities Act of 1933, as amended. One $50,000 Note was issued to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, and one $50,000 Note was issued to William T. Graham, a Director of the Company. The Notes bear interest at a rate equal to the prime rate (as determined by U.S. Bank National Association ("U.S. Bank")) plus two percent (2%) per annum. The Notes are subordinated to the Company's senior indebtedness to U.S. Bank and are convertible into shares of the Company's common stock at $0.3927 per share. Proceeds from the sale of the Notes were used to fund the Company's operations when the Company had reached its borrowing limit under its credit facilities with U.S. Bank and had no other sources of working capital. On July 12, 1999 the Company repaid the Notes in full with accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Shareholders of Geographics, Inc. held on April 16, 1999, the Board of Directors adopted the proposal to remove all current members of the Board of Directors of the Corporation by the votes indicated below.


             For            Against             Abstain            Non-votes
          5,635,680         672,205                0               3,549,367


     With respect to the proposal to establish the number of members of the Board of Directors at three, the Board of Directors adopted the proposal as submitted by the votes indicated below:


             For            Against             Abstain            Non-votes
          5,649,180         653,705              5,000             3,549,367


         With respect to the nominees for election as Directors of the Corporation, the nominees were elected by the votes indicated below:


              Nominee              For         Withheld        Abstain
         William T. Graham      5,649,180      658,705            0
         James L. Dorman        5,649,180      658,705            0
         C. Joseph Barnette     5,649,180      658,705            0


         With respect to the proposal to authorize the reimbursement of reasonable expenses incurred by Messrs. Graham, Dorman and Barnette in connection with the proxy solicitation for the April 16, 1999 Special Meeting of Shareholders, the Board of Directors adopted the proposal as submitted by the votes indicated below:


             For            Against             Abstain            Non-votes
          5,507,350         790,535             10,000             3,549,367


ITEM 5 - OTHER INFORMATION

         The Company has announced the Board's appointment of the following additional officers:

- John Rossmiller, Chief Operating Officer. Mr. Rossmiller was recently the President of Shell Patterns, LLC, a manufacturer of thermoformed and screen-printed point of purchase displays, and Method Industries, a manufacturer of fabricated metal products, including the Sunsor line of vent-less fireplaces. Mr. Rossmiller was previously the President and Chief Executive Officer of Amtel Systems Corporation, a designer and manufacturer of digital intercom systems between 1989 and its sale in 1996, and Executive Vice President of AC Battery Corporation, a developer and manufacturer of energy storage systems applicable in energy intensive manufacturing environments between 1989 and its sale to General Motors Corporation in 1994. Mr. Rossmiller currently serves on the Board of Directors of Shell Patterns and Method Industries.

- William J. Paquin, Jr., Controller. Mr. Paquin was previously Controller of D-L Manufacturing and before that held the positions of accounting manager, manager of cash and banking and internal auditor with Harnischfeger Industries, a diversified manufacturing company. Previously, Mr. Paquin worked in the accounting department at Johnson Controls, Inc. Mr. Paquin is a Certified Public Accountant and has a B.B.A. and M.B.A. in Accounting and Finance.

- Jeffrey M. Kildow, Vice President of Sales. Mr. Kildow was the co-founder of Innovative Storage Designs, a manufacturer of filing systems for the mass market and office products superstores. Previously, he was Director of Marketing for General Binding Corporation's loose-leaf products division. He has over 14 years' experience in sales and marketing primarily in the office products field.

- David A. Schenker, Vice President of Sales. Mr. Schenker was the co-founder of Innovative Storage Designs, a manufacturer of filing systems for the mass market and office products superstores. Previously, he was Vice President of Office Products for Steelworks, Inc., from November 1997 through July 1999, and Executive Vice President of Retail Marketing Services, Inc., from 1995 until November 1997. He has over 10 years' experience in sales and marketing primarily in the office products field.

- Sales Advisory Counsel. Mr. Dorman created an advisory counsel for sales and marketing consisting of Jack Stein, William C. Stevens, Wesley C. Drumm and Lee Palmer, owners or former owners of established consumer products companies and recent investors in the Company, to assist with advice, strategy and contacts for the Company's sales and marketing strategies. In addition, Mr. Dorman has created a "representative's counsel" which consists of the Company's five largest independent sales representative which will meet with management and the advisory counsel for sales and marketing to further the Company's product development and sales and marketing strategies.

Recapitalization and Banking Plan

         Geographics also announced progress in management's plan for recapitalizing the Company. For over two years, Geographics has been late in making payments to vendors and in default under its working capital facilities. As of the date of this Report, Geographics announced that it has received over $3,000,000 in a private placement of common stock, with proceeds to the Company at $0.30 per share, which included significant investments from Messrs. Graham and Dorman and their respective affiliates. Further, the Company has engaged Culverwell & Company, Inc. to use their best efforts to raise an additional $3,000,000 in a private placement of common stock, with net proceeds to the Company of $0.30 per share. The offering prices were determined after giving effect to liquidity and minority discounts. In addition, Geographics has announced that it has received two acceptable banking proposals for a new working capital facility to replace the Company's existing facility.

         The Company estimates that the effect of the Company's recapitalization plan will result in a decrease in interest expense over $600,000 per year. Management anticipates that the recapitalization plan will be completed during the second fiscal quarter.

New Orders and New Products

         The Company introduced a full line of Christmas seasonal products and received large orders from Office Depot, Viking, and Quill in the U.S. as well as Business Depot, Grand & Toy, and Costco in Canada, Staples in Europe and a Halloween program in Wal-Mart. These combined seasonal orders will add approximately 15% to our original budgeted sales for FY 2000 ending March 31, 2000. The Company also received its first order from Sam's Club for two items, which start shipping August 15, 1999. The Company anticipates that this will result in an additional $1.5 million to $2 million in sales per year.

         On July 1, 1999, the Company acquired the rights from Innovative Storage Designs, Inc. for $254,000 in cash and securities to a KD (Knock Down -Ready to Assemble) file cabinet and storage box which can be used in combination. The file cabinets will accommodate letter, legal, and A4 files and can be stacked from two though four high. The Company has also acquired the patent rights.

         The Company is also in the final stages of completing an agreement to have the exclusive distribution rights for the United States, Canada, and Mexico for a line of five additional products complimentary to their own file cabinet and storage drawer. The ability for a customer to buy a combination of file drawers and storage drawers, easy to assemble without tools and yet be able to carry this out of the store under his or her arm is a tremendous plus.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27.1 Financial Data Schedule for the quarter ended June 30, 1999.

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 1999.

         GEOGRAPHICS, INC.


By:  /s/James L. Dorman
    ---------------------------------
    James L. Dorman
    Chairman, Chief Executive Officer




By:  /s/William J. Paplin, Jr.
    ---------------------------------
    William J. Paplin, Jr.
    Controller

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1999

Exhibit
Number

 27.1              Financial Data Schedule

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEET
                     AS OF JUNE 30, 1999 AND MARCH 31, 1999
                                   (UNAUDITED)


                                     ASSETS

                                                                         JUNE 30, 1999           MARCH 31, 1999
                                                                         -------------           --------------
CURRENT ASSETS
 Cash                                                                    $    159,769            $    130,967
 Accounts receivable
   Trade receivables, net                                                   2,633,710               3,187,527
   Other receivables                                                          125,263                 261,091
 Inventory, net of allowance for obsolete inventory of
   $688,000 and $862,000 at June 30 and March 31, 1999                      3,187,510               3,532,694
 Prepaid expenses, deposits, and other current assets                         482,214                 853,357
                                                                         ------------            ------------
     Total current assets                                                   6,588,466               7,965,626
PROPERTY, PLANT AND EQUIPMENT, NET                                          9,681,652               9,945,634
OTHER ASSETS                                                                  354,256                 367,501
                                                                         ------------            ------------
TOTAL ASSETS                                                             $ 16,624,374            $ 18,278,761
                                                                         ============            ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

            CURRENT LIABILITIES
  Bank overdrafts                                                        $    279,121            $    253,425
  Note payable to bank                                                      4,321,189               4,896,912
  Accounts payable                                                          3,264,797               2,961,079
  Accrued liabilities                                                       1,496,409               2,496,178
  Current portion of long-term debt                                         3,172,601               3,072,601
                                                                         ------------            ------------
     Total current liabilities                                             12,534,117              13,680,195

LONG-TERM DEBT                                                              3,448,032               3,776,432

                                                                         ------------            ------------
     Total liabilities                                                     15,982,149              17,456,627
                                                                         ------------            ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  No par common stock - 100,000,000 authorized, 9,857,252
   issued and outstanding at June 30 and March 31, 1999                    15,769,018              15,769,018
  Accumulated other comprehensive income                                     (156,622)               (157,223)
  Accumulated deficit                                                     (14,970,171)            (14,789,661)
                                                                         ------------            ------------
     Total stockholders' equity (deficit)                                     642,225                 822,134

                                                                         ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 16,624,374            $ 18,278,761
                                                                         ============            ============


                                GEOGRAPHICS, INC
                       CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                             1999                      1998
                                                                         ------------              ------------
SALES                                                                    $ 5,545,416               $ 6,160,384
  Allowances and Credits                                                    (793,555)                 (562,816)
  Sales Returns                                                             (251,943)                 (100,406)
                                                                         -----------               -----------
    Net Sales                                                              4,499,918                 5,497,162

COST OF SALES                                                              3,496,369                 3,491,844
                                                                         -----------               -----------

  Gross Margin                                                             1,003,549                 2,005,318

S.G.& A. EXPENSES                                                          1,118,105                 1,513,172
                                                                         -----------               -----------

  Operating Income (Loss)                                                   (114,556)                  492,146
OTHER INCOME (EXPENSE)

  Interest Expense                                                          (237,745)                 (337,480)
  Other Income (Expense)                                                     172,392                   (15,573)
                                                                         -----------               -----------
    Total Other Income (Expense)                                             (65,353)                 (353,053)

NET INCOME (LOSS) BEFORE TAX                                                (179,909)                  139,093
DISCONTINUED OPERATIONS

  Income from and gain on disposal of Core Business                             --                   5,657,580


FEDERAL INCOME TAX BENEFIT                                                      --                        --
                                                                         -----------               -----------
NET INCOME (LOSS)                                                        $  (179,909)              $ 5,796,673
                                                                         ===========               ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                                  $     (0.02)              $      0.59
  Diluted                                                                $     (0.02)              $      0.59
SHARES USED IN COMPUTING EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                                    9,857,252                 9,857,252
  Diluted                                                                  9,857,252                 9,857,252


                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                             1999                    1998
                                                                         ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                      $  (179,909)            $ 5,796,673
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                              341,812                 432,261
  Deferred income taxes                                                           --                      --
  Gain on sale of Core Business                                                   --              (5,497,104)
  (Gain) loss on sale/disposal of property and equipment                       1,770                      --
Changes in noncash operating assets and liabilities
  Trade receivables                                                          553,817                 520,428
  Other receivables                                                          135,828                (123,466)
  Inventory                                                                  345,174                 321,376
  Prepaid expenses, deposits and current assets                              371,143                (248,440)
  Accounts payable                                                           303,718                 (61,533)
  Accured liabilities                                                       (999,769)               (323,141)
                                                                         -----------             -----------
    Net cash flows from operating activities                                 873,584                 817,054
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdrafts                                                 25,696                (102,772)
  Net borrowings on note payable to bank                                    (575,723)             (7,025,631)
  Proceeds from long-term debt borrowings                                         --                      --
  Repayment of long-term debt                                               (328,400)               (335,542)
  Proceeds from notes payable to officers and directors                      100,000                      --
  Net change, foreign currency translation                                       601                 (41,933)
                                                                         -----------             -----------
    Net cash flows from financing activities                                (777,826)             (7,505,878)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                            (80,202)                (31,808)
  Proceeds from sales of equipment                                                --                      --
  Net proceeds from sale of core business                                         --               6,594,891
  Decrease in other assets                                                    13,245                      --
                                                                         -----------             -----------
    Net cash flows from investing activities                                 (66,957)              6,563,083


NET CHANGE IN CASH                                                            28,801                (125,741)
CASH, BEGINNING OF QUARTER                                                   130,967                 316,078
                                                                         -----------             -----------
CASH, END OF QUARTER                                                     $   159,768             $   190,337
                                                                         -----------             -----------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999.

         The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc., Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated.