Form 10-Q
period 1999-09-30
GEOGRAPHICS INC
filed 1999-11-12
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended September 30, 1999
                                       OR
     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes    No |X|
                                                                     ---   ---
     The aggregate market value of the common stock held by nonaffiliates of the registrant as of November 1, 1999 was $13,502,032 based on a closing sales price of $0.53125 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, no par value, as of November 1, 1999 was 25,415,589.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                TABLE OF CONTENTS

                                                                                                                       PAGE


PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

                  FORWARD-LOOKING STATEMENTS............................................................................1

                  RESULTS OF OPERATIONS.................................................................................2

                  LIQUIDITY AND CAPITAL RESOURCES.......................................................................3

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................4

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................5

SIGNATURE...............................................................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of September 30, 1999 (unaudited) and March 31, 1999 (audited), the unaudited statements of operations for the three months ended September 30, 1999 and September 30, 1998, and the unaudited consolidated statements of cash flows for the three months ended September 30, 1999 and September 30, 1998, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

     Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement, or modify its management information system, adequately to meet operations requirements in the future and to improve its internal controls; and the ability of the Company to refinance its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its working capital requirements.

     Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint paper market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

     NET SALES. Net sales increased 40.9% to $6,592,301 in the quarter ended September 30, 1999 from $4,677,270 in the quarter ended September 30, 1998. The increase was attributable to new business generated from Sam's Club, an increase in the Company's seasonal programs, and significantly higher sales in Europe, which increased 48.2% from fiscal 1999. In addition, the Company made higher accruals for customer program costs and credits ($1,538,127 or 18.9% of gross sales for the quarter ended September 30, 1999 compared to $1,001,936 or 17.6% of gross sales for the quarter ended September 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

     GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 19.6% in the quarter ended September 30, 1999, from 31.4% in the same period in fiscal 1999. The lower gross margin percentage is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's paper (4.43%) and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs. Management is continuing to implement ways to improve manufacturing efficiency.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. While selling, general and administrative expenses increased to $1,457,760 in the quarter ended September 30, 1999 from $1,343,037 in the same period in fiscal 1999, the Company saw a decrease in these expenses on a percentage of sales basis to 17.9% in the quarter ended September 30, 1999 from 23.7% during the quarter ended September 30, 1998. The increase is primarily attributable to an increase in administrative salaries ($52,527) and travel expenses ($50,030).

     OTHER INCOME (EXPENSE). Other income for the quarter ended September 30, 1999 amounted to $137,279 compared to other expense of $24,641 for the quarter ended September 30, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors.

     INTEREST EXPENSE. Interest expense decreased to $183,824 (2.3% of gross sales) during the quarter ended September 30, 1999, compared to $270,429 (4.8% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

Six Months Ended September 30, 1999 vs. Six Months Ended September 30, 1998

     NET SALES. Net sales increased 9.0% to $11,092,219 in the six months ended September 30, 1999 from $10,174,432 in the six months ended September 30, 1998. The increase was attributable to new business generated from Sam's Club and an increase in the Company's seasonal programs. In addition, the Company made higher accruals for customer program costs and credits ($2,583,625 or 18.9% of gross sales for the six months ended September 30, 1999 compared to $1,665,158 or 14.1% of gross sales for the six months ended September 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

     GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 19.0% in the six months ended September 30, 1999, from 31.9% in the same period in fiscal 1999. The lower gross margin percentage is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's paper, wages and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2,575,865 (18.8% of gross sales) during the six months ended September 30, 1999 from $2,868,209 (24.2% of gross sales) in the same period in fiscal 1999. The decrease is primarily attributable to a decrease in consulting ($260,000) and legal expenses ($65,000).

     OTHER INCOME (EXPENSE). Other income for the six months ended September 30, 1999 amounted to $309,671 compared to other expense of $40,214 for the six months ended September 30, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors.

     INTEREST EXPENSE. Interest expense decreased to $421,569 (3.1% of gross sales) during the six months ended September 30, 1999, compared to $607,909 (5.1% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, prior year operating losses, the Company has required substantial external working capital. The Company has previously experienced working capital shortfalls, which required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. The recapitalization currently in process has alleviated part of this problem. For the year ended March 31, 1999, operating losses totaled $3,096,106, however the Company experienced positive operating cash flows of $1,554,310.

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

     The Company failed to comply with the net worth, debt-to-equity ratios and cash flow coverage ratios under the revolving credit facility. The Company's lender has also provided the Company with several mortgage loans and equipment loans, and the existence of the defaults under the revolving credit facility constitutes default under these other loans. The report of the Company's auditors included in this Report states that the Company's fiscal 1999 and 1998 losses and non-compliance with covenants under its revolving credit facility raise substantial doubt about the Company's ability to continue as a going concern.

     In September of 1999, the Company secured agreement from its principal lender to extend the seventh forbearance agreement until November 15, 1999. As a result of new capital raised and favorable changes in management and operations, the Company has received and accepted a banking proposal with US Bank, Milwaukee, Wisconsin to refinance the Company's debt arrangements. As of the date of this Report, Geographics has received over $4,700,000 in a private placement of common stock, with proceeds to the Company at $0.30 per share, which included significant investments from Messrs.

William T. Graham, Director and Executive Vice President of the Company, and James L. Dorman, Director, Chairman and Chief Executive Officer of the Company, and their respective affiliates. Further, the Company has engaged Culverwell & Co., Inc. of Boston, Massachusetts to use their best efforts to raise an additional $3,000,000 in a private placement of common stock, with net proceeds to the Company of $0.30 per share. The offering prices were determined after giving effect to minority discounts, and the fact that the new investors are receiving unregistered securities. Upon successful refinancing, the Company intends to eliminate all bank term loans and the defaults associated with those loans. The Company estimates that the effect of the Company's recapitalization plan will result in a decrease in interest expense over $600,000 on an annualized basis. Management anticipates that the recapitalization plan will be completed during the third fiscal quarter.

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

     The Company also has foreign exchange translation exposures resulting from the translation of foreign currency-denominated earnings into U.S. dollars in the Company's consolidated financial statements. Foreign currency transaction exposure arises when an operating unit transacts business denominated in a currency that is not its own functional currency. The Company's transaction risks are attributable primarily to inventory purchases from third party vendors. The introduction of the Euro has significantly reduced such risks, and transaction exposures on an overall basis are not material.

     If the U.S. dollar uniformly increases in strength by 3% in fiscal year 2000 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $55,000 for the quarter ended September 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales Of Unregistered Securities

     During the quarter ended September 30, 1999, the Company issued 15,558,337 shares of common stock in a private placement at $.30 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:

NAME                       POSITION                                           SHARES
----                       --------                                           ------
William T. Graham          Director and Executive Vice President           2,000,000
James L. Dorman            Chairman and Chief Executive Officer              956,178
C. Joseph Barnette         Director                                          170,000
John G. Rossmiller         Chief Operating Officer                           150,000
Jeffrey M. Kildow          Vice President - Sales                            133,333
David Schenker             Vice President - Sales                            133,333
                                                                           ---------
Total                                                                      3,542,844
                                                                           =========

The balance of the shares were issued to accredited investors who had been solicited by officers and directors of the Company. Further, the Company has engaged Culverwell & Co., Inc. of Boston, Massachusetts to use their best efforts to raise an additional $3,000,000 in a private placement of common stock, with net proceeds to the Company of $0.30 per share. See "Liquidity and Capital Resources." The private placement offering remains open, and the Company expects to receive additional commitments above and beyond what has been received and issued as of the date of this report.

ITEM 5 - OTHER INFORMATION

Refinancing Plan

     The Company has accepted a proposal from US Bank Milwaukee, Wisconsin, to refinance its bank debt. US Bank has agreed to extend to the Company a $7,500,000 credit facility governed by various borrowing base restrictions and other financial covenants. Upon successful refinancing, the Company intends to eliminate all bank term loans and the defaults associated with those loans. The Company expects to complete the refinancing during the third fiscal quarter.

New Products

     The Company has entered into an exclusive distribution arrangement in the United States, Canada and Mexico for a new line of easy to assemble plastic file cabinet and storage drawer products.

     The Company also intends to introduce a line of fine writing papers during the third quarter to complement our current paper products and appeal to the small business segment of our markets.

     Management believes that sales pending from these products will enhance the Company's financial results.

Business Process and Controls Review

     During the second quarter, the Company engaged KPMG Vancouver British Columbia ("KPMG") to review its business processes and controls. KPMG completed the review and supplied management with recommendations to enhance the Company's internal control systems. Management is taking steps to address the control weaknesses identified by KPMG and disclosed in previous public filings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Selling Agent Agreement dated as of October 5, 1999, between the Company and Culverwell & Co., Inc., filed herewith.

          10.2 Amendment to Selling Agent Agreement dated as of October 14, 1999, between the Company and Culverwell & Co., Inc.

          10.3 Commitment Letter from US Bank dated October 19, 1999.

          27.1 Financial Data Schedule for the quarter ended September 30, 1999.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 1999.

     GEOGRAPHICS, INC.



By:  /s/ James L. Dorman
     ---------------------------------
     James L. Dorman
     Chairman, Chief Executive Officer


By:  /s/ William J. Paquin, Jr.
     ---------------------------------
     William J. Paquin, Jr.
     Controller

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Exhibit
Number
------
10.1      Selling Agent Agreement dated as of October 5, 1999, between the
          Company and Culverwell & Co., filed herewith.

10.2 Amendment to Selling Agent Agreement dated as of October 14, 1999, between the Company and Culverwell & Co., Inc.

10.3      Commitment Letter from US Bank dated October 19, 1999.

27.1      Financial Data Schedule

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999
                                   (UNAUDITED)


                                     ASSETS
                                                                                 SEPTEMBER 30, 1999  MARCH 31, 1999
                                                                                 ------------------  --------------
CURRENT ASSETS
  Cash                                                                           $    168,549      $    130,967
  Accounts receivable
    Trade receivables, net                                                          4,847,099         3,187,527
    Other receivables                                                                 133,700           261,091
Inventory, net of allowance for obsolete inventory of
  $644,000 and $862,000 at September 30 and March 31, 1999 respectively             4,023,553         3,532,684
Prepaid expenses, deposits, and other current assets                                  579,935           853,357
                                                                                 ------------      ------------
        Total current assets                                                        9,752,836         7,965,626

PROPERTY, PLANT AND EQUIPMENT, NET                                                  9,598,314         9,945,634

OTHER ASSETS                                                                          763,122           367,501
                                                                                 ------------      ------------
TOTAL ASSETS                                                                     $ 20,114,272      $ 18,278,761
                                                                                 ============      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdrafts                                                                $    167,275      $    253,425
  Note payable to bank                                                              3,406,993         4,896,912
  Accounts payable                                                                  3,681,100         2,961,079
  Accrued liabilities                                                               1,626,655         2,496,178
  Current portion of long-term debt                                                 3,122,038         3,072,601
                                                                                 ------------      ------------
        Total current liabilities                                                  12,004,061        13,680,195

LONG-TERM DEBT                                                                      3,034,188         3,776,432
                                                                                 ------------      ------------
        Total liabilities                                                          15,038,249        17,456,627
                                                                                 ============      ============
STOCKHOLDERS' EQUITY (DEFICIT)
  No par common stock - 100,000,000 authorized, 25,415,589 and 9,857,252
       issued and outstanding at September 30 and March 31, 1999 respectively      20,169,946        15,769,018
Accumulated other comprehensive income                                               (211,326)         (157,223)
Accumulated deficit                                                               (14,882,597)      (14,789,661)
                                                                                 ------------      ------------
        Total stockholders'equity (deficit)                                         5,076,023           822,134
                                                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $ 20,114,272      $ 18,278,761
                                                                                 ============      ============

                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        1999            1998            1999           1998
                                                    ------------    -----------    ------------    ------------
Sales                                               $  8,130,428    $ 5,679,206    $ 13,675,844    $ 11,839,590
  Allowances and Credits                              (1,085,933)      (646,442)     (1,879,488)     (1,209,258)
  Sales Returns                                         (452,194)      (355,494)       (704,137)       (455,900)
                                                    ------------    -----------    ------------    ------------
      Net Sales                                        6,592,301      4,677,270      11,092,219      10,174,432

Cost of Sales                                          5,002,103      2,896,186       8,498,472       6,400,030
                                                    ------------    -----------    ------------    ------------
  Gross Margin                                         1,590,198      1,781,084       2,593,747       3,774,402

S.G.& A. Expenses                                      1,457,760      1,343,037       2,575,865       2,868,209
                                                    ------------    -----------    ------------    ------------
  Operating Income (Loss)                                132,438        438,047          17,882         906,193

Other Income (Expense)
  Interest Expense                                      (183,824)      (270,429)       (421,569)       (607,909)
  Other Income (Expense)                                 137,279        (24,641)        309,671         (40,214)
                                                    ------------    -----------    ------------    ------------
      Total Other Income (Expense)                       (46,545)      (295,070)       (111,898)       (648,123)

Net Income (Loss) Before Tax                              85,893        142,977         (94,016)        258,070

Discontinued Operations
  Income from and gain on disposal of Core Business            -              -               -       5,657,580

Federal Income Tax Benefit                                     -              -               -               -
                                                    ------------    -----------    ------------    ------------
Net Income (Loss)                                   $     85,893    $   142,977    $    (94,016)   $  5,915,650
                                                    ============    ===========    ============    ============
Earnings Per Common and Common Equivalent Share
  Basic                                             $     0.0057    $    0.0145    $    (0.0076)   $     0.6001
  Diluted                                           $     0.0056    $    0.0145    $    (0.0073)   $     0.6001

Shares Used in Computing Earnings per Common and
Common Equivalent Share
  Basic                                               15,043,364      9,857,252      12,450,308       9,857,252
  Diluted                                             15,422,953      9,857,252      12,829,897       9,857,252

                               GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          SIX MONTHS       ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                             1999           1998
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $   (94,016)   $ 5,915,650
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                              652,148        888,177
  (Gain) loss on sale/disposal of property and equipment       1,770              -
Changes in noncash operating assets and liabilities
  Trade receivables                                       (1,659,572)      (221,805)
  Other receivables                                          127,391       (123,287)
  Inventory                                                 (490,869)     1,123,223
  Prepaid expenses, deposits and current assets              273,422         52,826
  Accounts payable                                           720,021       (178,927)
  Accured liabilities                                       (861,594)      (252,477)
                                                         -----------    -----------
     Net cash flows from operating activities             (1,331,299)     7,203,380

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdrafts                                (93,150)       (69,527)
  Net borrowings on note payable to bank                  (1,489,919)    (6,423,408)
  Repayment of long-term debt                               (692,807)      (668,565)
  Proceeds from notes payable to officers and directors      100,000              -
  Repayment of notes payable to officers and directors      (100,000)             -
  Proceeds from the issuance of common stock               4,200,648              -
  Proceeds from the issuance of common stock for assets      200,280              -
  Net change, foreign currency translation                   (54,102)       (33,899)
                                                          ----------     ----------
     Net cash flows from financing activities              2,070,950     (7,195,399)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                           (160,738)       (76,508)
  Purchase of Innovative Storage Design Assets              (261,163)             -
  Increase in other assets                                  (280,168)       (42,158)
                                                          ----------     ----------
     Net cash flows from investing activities               (702,069)      (118,666)

NET CHANGE IN CASH                                            37,582       (110,684)
CASH, BEGINNING OF PERIOD                                    130,967        316,078
                                                         -----------    -----------
CASH, END OF PERIOD                                      $   168,549    $   205,394
                                                         -----------    -----------

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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