Form 10-Q
period 1999-12-31
GEOGRAPHICS INC
filed 2000-02-01
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended December 31, 1999
                                       OR
           |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from       to
                                                 -----   -----
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |X|

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of of January 21, 2000 was $19,359,955 based on a closing sales price of $0.71875 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of January 21, 2000 was 26,935,589.

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

                                TABLE OF CONTENTS

                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

                 FORWARD-LOOKING STATEMENTS.............................................................................1

                 RESULTS OF OPERATIONS..................................................................................2

                 LIQUIDITY AND CAPITAL RESOURCES........................................................................3

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

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................5

SIGNATURE...............................................................................................................5



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of December 31, 1999 (unaudited) and March 31, 1999 (audited), the unaudited statements of operations for the three months and nine months ended December 31, 1999 and December 31, 1998, and the unaudited consolidated statements of cash flows for the three months and nine months ended December 31, 1999 and December 31, 1998, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of file and storage cabinets as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; and the ability of the Company to increase its availability under its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its growing working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint paper market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products and file and storage cabinets; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 vs. Three Months Ended December 31, 1998

         NET SALES. Net sales increased 66.1% to $7,734,460 in the quarter ended December 31, 1999 from $4,656,638 in the quarter ended December 31, 1998. The increase was primarily attributable to new business generated from Sam's Club and a significant increase in the Company's seasonal programs at Office Depot and Business Depot which collectively accounted for net sales for the quarter of $2,240,025. In addition, the Company made higher accruals for customer program costs and credits ($2,050,867 or 21.0% of gross sales for the quarter ended December 31, 1999 compared to $749,911 or 13.9% of gross sales for the quarter ended December 31, 1998). The higher accruals are primarily due to increased sales return accruals due to the guaranteed sales associated with the seasonal sales programs. The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 22.1% in the quarter ended December 31, 1999, from 33.3% in the same period in fiscal 1999. The lower gross margin percentage is primarily attributable to the lower net sales as a result of the accruals of customer program costs (described above), an increase in plant wages, and an increase in freight accruals, and shipping costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. While selling, general and administrative expenses increased to $1,747,236 in the quarter ended December 31, 1999 from $1,444,952 in the same period in fiscal 1999, the Company saw a decrease in these expenses as a percentage of sales to 17.9% in the quarter ended December 31, 1999 from 26.7% during the quarter ended December 31, 1998. The increase is primarily attributable to an increase in administrative salaries ($73,082), commissions and royalties ($66,875), catalog expenses ($80,124), and costs of refinancing ($85,316).

         OTHER INCOME (EXPENSE). Other income for the quarter ended December 31, 1999 amounted to $72,970 compared to other income of $4,834 for the quarter ended December 31, 1998. The change is due to the income recognized from favorable settlements of amounts owed vendors and others.

         INTEREST EXPENSE. Interest expense decreased to $266,231 (2.7% of gross sales) during the quarter ended December 31, 1999, compared to $274,030 (5.1% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company, which were refinanced with the proceeds from the private placement of the Company's common stock, partially offset by amounts borrowed for working capital. See "Liquidity and Capital Resources."

         NET INCOME. Net income for the quarter ended December 31, 1999 was $221,391 or $0.0085 per share compared to $86,426 or $0.0088 per share for the quarter ended December 31, 1998. Management reported profits at the end of each of the first three quarters in the prior year but ended the year with a $3,096,000 operating loss. The primary cause was a deficiency in accruing for customer returns and allowances. For the first nine months last year, accruals for returns and allowances were 14.0% whereas, accruals for returns and allowances for the year was 16.8%.

Nine Months Ended December 31, 1999 vs. Nine Months Ended December 31, 1998

         NET SALES. Net sales increased 26.9% to $18,826,679 in the nine months ended December 31, 1999 from $14,831,070 in the nine months ended December 31, 1998. The increase was primarily attributable to new business generated from Sam's Club and an increase in the Company's seasonal programs to Office Depot and Business Depot which collectively accounted for net sales for the period of

$3,161,959. In addition, the Company made higher accruals for customer program costs and credits ($4,634,492 or 19.8% of gross sales for the nine months ended December 31, 1999 compared to $2,415,069 or 14.0% of gross sales for the nine months ended December 31, 1998). The higher accruals are primarily due to increased sales return accruals due to the guaranteed sales associated with the seasonal sales programs. The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 20.3% in the nine months ended December 31, 1999, from 30.6% in the same period in fiscal 1999. The lower gross margin percentage is primarily attributable to the lower net sales as a result of the accruals of customer program costs as explained above, an increase in the cost of the Company's paper, plant wages and supplies, and an increase in freight accruals, and shipping costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4,323,101 (18.4% of gross sales) during the nine months ended December 31, 1999 from $3,986,132 (23.1% of gross sales) in the same period in fiscal 1999. The increase is primarily attributable to an increase in travel expenses ($108,603), commissions and royalties ($65,200), refinancing costs ($81,575), and product development expenses ($51,180).

         OTHER INCOME (EXPENSE). Other income for the nine months ended December 31, 1999 amounted to $382,641 compared to other expense of $35,380 for the nine months ended December 31, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors and others.

         INTEREST EXPENSE. Interest expense decreased to $687,800 (2.9% of gross sales) during the nine months ended December 31, 1999, compared to $881,939 (5.1% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

         NET INCOME Net income decreased to $127,375 or $0.0075 per share for the nine months ended December 31, 1999 compared to net income from continuing operations of $368,497 or $0.0374 per share for the nine months ended December 31, 1998. Management reported profits at the end of each of the first three quarters in the prior year but ended the year with a $3,096,000 operating loss. The primary cause was a deficiency in accruing for customer returns and allowances. For the first nine months last year, accruals for returns and allowances were 14.0% whereas, accruals for returns and allowances for the year was 16.8%. Accruals for this year to date are 19.8%. On a comparable basis, applying the annual fiscal 1999 accruals rate of 16.8%, the loss for the first nine months last year would have been $114,000 compared to this years profit of $127,375.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers, capital expenditures relating to the purchase and installation of an automated production system and a management information system, prior year operating losses, the Company has required substantial external working capital. The Company has previously experienced working capital shortfalls, which required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. The recapitalization has alleviated this problem. For the year ended March 31, 1999, operating losses totaled $3,096,106, however the Company experienced positive operating cash flows of $1,554,310.

         At the date of this Report, the Company's available source of working capital consisted of borrowings available under its revolving credit facility. On December 22, 1999, the Company successfully refinanced its revolving credit facility with US Bank, Milwaukee, Wisconsin. The revolving credit facility permits borrowings of up to $7.5 million subject to a borrowing base limitation of 75% of the Company's eligible accounts receivable and 50% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios.

         As of the date of this Report, Geographics has received over $5,150,000 in a private placement of common stock through the Company and using culverwell & Co., Inc. as placement agent, with proceeds to the Company at $0.30 per share. The offering prices were determined after giving effect to liquidity and minority discounts. The Company estimates that the effect of the Company's recapitalization plan will result in a decrease in interest expense in excess of $600,000 on an annualized basis.

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

         If the U.S. dollar uniformly increases in strength by 3% in fiscal year 2000 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $52,000 for the quarter ended December 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales Of Unregistered Securities

         During the quarter ended December 31, 1999, the Company issued 1,520,000 shares of common stock in a private placement at $.30 per share, pursuant to an exemption from registration under Sections

4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:

NAME                                   POSITION                                                                SHARES
----                                   --------                                                                ------
C. Joseph Barnette                     Director                                                               170,000
                                                                                                              -------
Total                                                                                                         170,000
                                                                                                              -------

The balance of the shares were issued to accredited investors who had been solicited by Culverwell & Co., Inc. of Boston, Massachusetts. See "Liquidity and Capital Resources."

ITEM 5 - OTHER INFORMATION

New Products

         The Company has received substantial orders and commitments from several key customers for its line of plastic ready to assemble filing and storage cabinets. The Company expects these commitments to enhance its revenues beginning in the next two fiscal quarters.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              10.1 Loan and Security Agreement dated as of December 22, 1999 between the Company and U.S. Bank N.A. Milwaukee, Wisconsin

              27.1 Financial Data Schedule for the quarter ended December 31, 1999.

         (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of January, 2000.

         GEOGRAPHICS, INC.



By:      James L. Dorman
    ----------------------------------------
         James L. Dorman
         Chairman, Chief Executive Officer


By:      William J. Paquin, Jr.
    ----------------------------------------
         William J. Paquin, Jr.
         Controller

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 1999




Exhibit
Number
-------
10.1 Loan and Security Agreement dated as of December 22, 1999 between the Company and U.S. Bank N.A. Milwaukee, Wisconsin

27.1     Financial Data Schedule

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEET
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                         DECEMBER 31, 1999     MARCH 31, 1999
                                                                         -----------------     --------------
CURRENT ASSETS
 Cash                                                                       $    643,345       $    130,967
 Accounts receivable
  Trade receivables, net                                                       3,842,655          3,187,527
  Other receivables                                                              124,969            261,091
 Inventory, net of allowance for obsolete inventory of
  $647,000 and $862,000 at December 31 and March 31, 1999 respectively         4,632,431          3,532,684
 Prepaid expenses, deposits, and other current assets                            651,911            853,357
                                                                            ------------       ------------
  Total current assets                                                         9,895,311          7,965,626

PROPERTY, PLANT AND EQUIPMENT, NET                                             9,383,396          9,945,634

OTHER ASSETS                                                                     818,014            367,501
                                                                            ------------       ------------
TOTAL ASSETS                                                                $ 20,096,721       $ 18,278,761
                                                                            ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Bank overdrafts                                                            $    168,502       $    253,425
 Note payable to bank                                                          5,531,192          4,896,912
 Accounts payable                                                              3,199,232          2,961,079
 Accrued liabilities                                                           1,191,369          2,496,178
 Current portion of long-term debt                                             1,202,568          3,072,601
                                                                            ------------       ------------
  Total current liabilities                                                   11,292,863         13,680,195

LONG-TERM DEBT                                                                 2,743,004          3,776,432
                                                                            ------------       ------------
  Total liabilities                                                           14,035,867         17,456,627
                                                                            ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 No par common stock - 100,000,000 authorized, 26,935,589 and 9,857,252
  issued and outstanding at December 31 and March 31, 1999 respectively       20,920,946         15,769,018
 Accumulated other comprehensive income                                         (262,630)          (157,223)
 Accumulated deficit                                                         (14,597,462)       (14,789,661)
                                                                            ------------       ------------
  Total stockholders' equity (deficit)                                         6,060,854            822,134
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 20,096,721       $ 18,278,761
                                                                            ============       ============




                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31,
                                                               -----------------------              -----------------------
                                                               1999               1998              1999               1998
                                                               ----               ----              ----               ----
SALES                                                     $  9,785,327       $  5,406,549       $ 23,461,171       $ 17,246,139
 Allowances and Credits                                       (971,037)          (653,488)        (2,850,525)        (1,862,746)
 Sales Returns                                              (1,079,830)           (96,423)        (1,783,967)          (552,323)
                                                          ------------       ------------       ------------       ------------
  Net Sales                                                  7,734,460          4,656,638         18,826,679         14,831,070

Cost of Sales                                                5,572,572          2,856,064         14,071,044          9,559,122
                                                          ------------       ------------       ------------       ------------
 Gross Margin                                                2,161,888          1,800,574          4,755,635          5,271,948

S.G.& A. Expenses                                            1,747,236          1,444,952          4,323,101          3,986,132
                                                          ------------       ------------       ------------       ------------
 Operating Income                                              414,652            355,622            432,534          1,285,816

Other Income (Expense)
 Interest Expense                                             (266,231)          (274,030)          (687,800)          (881,939)
 Other Income (Expense)                                         72,970              4,834            382,641            (35,380)
                                                          ------------       ------------       ------------       ------------
  Total Other Income (Expense)                                (193,261)          (269,196)          (305,159)          (917,319)

NET INCOME BEFORE TAX                                          221,391             86,426            127,375            368,497

DISCONTINUED OPERATIONS
 Income from and gain on disposal of Signage Business             --                 --                 --            5,657,580

FEDERAL INCOME TAX BENEFIT                                        --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
NET INCOME                                                $    221,391       $     86,426       $    127,375       $  6,026,077
                                                          ============       ============       ============       ============

Earnings Per Common and Common Equivalent Share
 Basic                                                    $     0.0085       $     0.0088       $     0.0075       $     0.6113
 Diluted                                                  $     0.0085       $     0.0088       $     0.0075       $     0.6113

Shares Used in Computing Earnings per Common and
 Common Equivalent Share
 Basic                                                      25,922,256          9,857,252         16,940,957          9,857,252
 Diluted                                                    25,981,755          9,857,252         17,000,456          9,857,252



                               GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                            -------------------------------
                                                            DECEMBER 31,       DECEMBER 31,
                                                                1999              1998
                                                            ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $   127,375       $ 6,026,076
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
 Depreciation and amortization                                  989,450         1,138,905
 (Gain) loss on sale/disposal of property and equipment           3,643              --
Changes in noncash operating assets and liabilities
 Trade receivables                                             (655,128)          518,675
 Other receivables                                              136,122            76,663
 Inventory                                                   (1,099,747)        1,441,238
 Prepaid expenses, deposits and current assets                  201,446           (84,168)
 Accounts payable                                               238,153          (281,857)
 Accrued liabilities                                         (1,296,880)         (853,163)
                                                            -----------       -----------
  Net cash flows from operating activities                   (1,355,566)        7,982,369

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in bank overdrafts                                    (91,923)           84,517
 Net borrowings on note payable to bank                         634,280        (6,721,970)
 Repayment of long-term debt                                 (2,903,461)       (1,007,055)
 Proceeds from notes payable to officers and directors          100,000              --
 Repayment of notes payable to officers and directors          (100,000)             --
 Proceeds from the issuance of common stock                   4,951,649              --
 Proceeds from the issuance of common stock for assets          200,280              --
 Net change, foreign currency translation                       (41,662)         (136,949)
                                                            -----------       -----------
  Net cash flows from financing activities                    2,749,162        (7,781,456)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of plant and equipment                               (251,541)          (76,508)
 Purchase of Innovative Storage Design Assets                  (261,163)             --
 Proceeds from sales of equipment                                 5,000              --
 Increase in other assets                                      (373,514)             --
                                                            -----------       -----------
  Net cash flows from investing activities                     (881,218)          (76,508)

NET CHANGE IN CASH                                              512,378           124,405
CASH, BEGINNING OF PERIOD                                       130,967           316,078
                                                            -----------       -----------
CASH, END OF PERIOD                                         $   643,345       $   440,483
                                                            ===========       ===========


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