Form 10-K
period 2000-03-31
GEOGRAPHICS INC
filed 2000-07-14
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000
                                       OR
        | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

   Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes  X   No
                                                                 ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of July 12, 2000 was $16,418,053 based on a closing sales price of $0.56 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of July 12, 2000 was 39,416,366.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
PART I   ...............................................................................................................1

         ITEM 1.  BUSINESS..............................................................................................1

         ITEM 2.  DESCRIPTION OF PROPERTIES............................................................................11

         ITEM 3.  LEGAL................................................................................................12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12

PART II  ..............................................................................................................12

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............................12

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.................................................................13

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14

         ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND FOREIGN CURRENCY........................17

         ITEM 8.  FINANCIAL STATEMENTS.................................................................................18

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................18

PART III ..............................................................................................................19

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................19

         ITEM 11. EXECUTIVE COMPENSATION...............................................................................21

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT....................................................................................................22

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................24

PART IV  ..............................................................................................................24

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K...................................24

SIGNATURE..............................................................................................................28

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Geographics, Inc. (the "Company" or "Geographics") is primarily engaged in the development, manufacture, marketing and distribution of specialty paper products, generally made using pre-printed designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes. Geographics also engages in the development, manufacture, marketing and distribution of plastic ready-to-assemble filing and storage cabinets.

         From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company makes several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiaries in Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 97% of the Company's total sales in fiscal 2000 attributable to sales of Geopaper products.

         During the fiscal year ended March 31, 2000, the Company announced the introduction of GeoFile Modular Storage and File System(TM) ("GeoFile"). GeoFile is a flexible line of plastic ready-to-assemble filing and storage cabinets. GeoFile(TM) will be sold primarily through the Company's existing office supply superstore customers, including Office Depot and Wal-Mart.

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

         Large retailers somewhat dominate the retail segment of the preprint industry, and as such, exert considerable influence over the operations of the relatively smaller suppliers, such as the Company, that service them in the preprint market. Of particular importance are factors such as pricing, monetary requirements for the retailers selling programs (including such expenses as volume rebates and advertising allowances), prompt order turnaround which in turn requires the maintenance of large inventories, and payment terms, including prompt pay discounts and extended and seasonal terms.

INTRODUCTION OF NEW PRODUCTS; VENDOR CONSOLIDATIONS

         The Company is developing and expects to introduce additional new lines of products to its customers through its existing distribution system. Management believes these products will compliment the Company's current lines and will have the effect of improving the profitability and to some extent reducing the seasonal fluctuations of the Company's operating results.

         Additionally, customers in the office products industry have pointedly attempted to consolidate the number of vendors from whom they make purchases. Consequently, the Company expects to be in a position to benefit from this industry phenomenon due to the existence of a number of single line vendors whose products could readily be manufactured and distributed by the Company.

         Management believes the existence of additional complimentary lines and the Company's ability to absorb additional lines strengthens the Company's position with key customers. However, there can be no assurance that additional complimentary lines will be successfully launched with customers, or that vendor consolidations will result in additional product offerings by the Company.

SALES BY PRODUCT CATEGORY

         The percentage of the Company's approximate total Net Sales attributable to each class of product offered by the Company for the last three years is set forth below.

                            AS A PERCENTAGE OF SALES

CLASS OF PRODUCT
----------------
                                                                                          FISCAL YEAR
                                                                                          -----------
                                                               ---------------------------------------------------------

                                                                     2000                1999                1998
                                                               ---------------------------------------------------------
Designer stationeries and specialty papers                            97%                 96%                77%
Plastic filing and storage cabinets                                    3%                  0%                 0%
Lettering, signage, stencil and graphic art products                   0%                  4%                23%

                        STATED IN U.S. DOLLARS (ROUNDED)

CLASS OF PRODUCT
----------------
                                                                                          FISCAL YEAR
                                                                                          -----------
                                                               ---------------------------------------------------------
                                                                      2000                1999               1998

                                                                                        Restated           Restated
                                                               ---------------------------------------------------------
Designer stationery and specialty papers                              $26,403,998         $20,055,014       $22,015,900
Plastic filing and storage cabinets                                      $790,784                  $0                $0
Lettering, signage, stencil and graphic art products (1)                       $0            $752,000        $6,599,000

(1)      Related to discontinued operations

NET SALES/ASSETS BY GEOGRAPHIC LOCATION

         Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

REGION                                                                   FISCAL YEAR
------                                                                   -----------

        Net sales to domestic and foreign customers                  2000             1999               1998
                                                              ---------------     --------------   ----------------
          United States                                       $    20,317,246     $   12,858,017   $     16,399,838
          Canada                                                    3,285,559          3,630,446          3,422,621
          United Kingdom                                            2,152,093          1,021,474            613,192
          Other European Countries                                                     1,054,000            584,000
          Australia                                                 1,499,884          1,491,077            996,249
                                                              ---------------     --------------   ----------------
              Total                                           $    27,259,762     $   20,055,014   $     22,015,900
                                                              ===============     ==============   ================
        Operating profit (loss)
          North America                                       $       803,825     $   (2,581,464)  $     (7,559,298)
          United Kingdom                                             (344,869)          (550,609)          (489,263)
          Australia                                                    87,378            (34,090)           (40,684)
                                                              ---------------     ---------------  -----------------
              Total                                           $       546,334     $   (3,166,163)  $     (8,089,245)
                                                              ===============     ==============   =================

        Long-lived assets
          United States                                       $     9,125,809     $    9,778,864   $     12,646,787
          Canada                                                       -                  -                  36,510
          United Kingdom                                              126,159            108,793            148,200
          Australia                                                    52,896             57,977             49,621
                                                              ---------------     --------------   ----------------
              Total                                           $     9,304,864     $    9,945,634   $     12,881,118
                                                              ===============     ==============   ================

(1) In this table sales are stated as "net sales," meaning gross sales less discounts, allowances, and returns. Sales in prior Annual Reports on Form 10-K were reported as gross sales less returns.

(2) Effective May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory, and other rights to Identity Group, Inc.

         International sales accounted for approximately 25%, 36% and 26% of the Company's total net sales in fiscal 2000, 1999 and 1998, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks.

BUSINESS CONCENTRATIONS

         The Company had three customers in 2000 and 1999 and two customers in 1998 which individually exceeded 10% of Sales and in the aggregate accounting for approximately 32%, 57%, and 67% of sales in 2000, 1999 and 1998 respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers.

PURCHASING

         The Company's principal purchases are materials for use in the manufacture of specialty paper. In particular, the Company routinely purchases sheets, rolls and reams of commodity paper, as well as other direct materials involved in the printing and packaging of its Geopaper product lines, such as inks, packaging film, labels, shipping boxes and other materials. Certain of the products used in the manufacture of the Company's products are considered commodities, and as such can vary significantly in cost from time to time. Though prices may vary, the Company has not experienced and does not currently anticipate any market shortages of the specific raw materials that it purchases and uses in the manufacture of its products.

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 100 vendors, it historically has practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and other related products is a broker/vendor from whom a significant portion of the Company's total merchandise purchases were made in fiscal 2000, 1999 and 1998. This vendor has provided the Company an immediately available and uninterrupted supply of paper. The Company is attempting to develop relationships with other significant vendors.

         In addition, this and other key vendors have granted the Company significant amounts of trade credit. While management recognizes the loyalty shown the Company from key vendors, it is management's intention to continue to review all significant purchases, to solicit competitive bids from alternate sources, and to evaluate these alternate suppliers for their ability to provide products and service to the Company of the same or similar quality and on the same or more favorable terms than those currently provided to the Company. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms.

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

         The Company conducts its export operations through two subsidiaries:

         - Geographics (Europe) Limited ("Geographics-Europe") was incorporated in England on December 12, 1995. The offices of Geographics-Europe are located at 4 Iceni Court, Letchworth, Herts SG6 1TN, England, and its telephone number is 01462-487100. Geographics-Europe was established to import, warehouse, market and distribute the Company's products throughout Europe.

         - Geographics Australia Pty. Ltd. ("Geographics-Australia") was incorporated in Brisbane, Australia on June 28, 1996. The offices of Geographics-Australia are located at 3/32 Lillian Fowler Place, Marrickville NSW 2204, Australia and its telephone number is 61-2-9519-4488. Geographics-Australia was organized to import, warehouse, market and distribute the Company's products throughout Australia.

The Company dissolved Geographics Marketing Canada, Inc. during fiscal 2000. All business and distribution of Geographics Marketing Canada, Inc. is now conducted by Geographics, Inc.

MANAGEMENT INFORMATION SYSTEMS - INTEGRATED OPERATIONS SOFTWARE

         The Company is currently installing a comprehensive Operations Management software system. This software includes MRP and master scheduling capabilities and is integrated with the Company's financial systems. The Company may be required to make a significant investment of resources to implement the system in fiscal 2001 and possibly in future periods.

MANAGEMENT INFORMATION SYSTEMS - ELECTRONIC DATA INTERCHANGE (EDI)

         The Company currently utilizes EDI to transact business with its largest customers. Presently, approximately 70% to 80% of customer orders and invoices are transacted by EDI. In fiscal 1999, the Company began development of in-house EDI expertise to support critical EDI requirements. In fiscal 2000, the Company achieved compliance with EDI ASN 4010, which relates electronic transmission of advanced shipping notice information. Compliance with this standard is critical to the Company's ability to transact business with its largest customers.

MANUFACTURING OPERATIONS - EQUIPMENT INTEGRATION

         The Company continues to invest in upgrading manufacturing and distribution facilities. In 1996 and 1997, the Company purchased an integrated printing line combining a high speed press with a slitter and packaging line. As the system consisted of major components from different manufacturers, an outside firm was retained to perform system integration services. Management does not believe that the system is capable of producing the full scope of product for which its design was intended at this time. Alternative and successful manufacturing techniques have been developed which are currently in place. In addition, an integrated packaging line was also installed in 1996. This line has experienced similar issues with respect to its ability to perform as envisioned, and consequently alternate manufacturing techniques have been employed. Significant resources may be required for modification of these systems in order to achieve the manufacturing efficiencies and cost targets originally envisioned.

COMPETITION

         The Company operates in a highly competitive environment. The Company's designer stationery products compete in most of the Company's markets with Great Papers, Action Communications, Inc., Avery Dennison Office Products, First Base, Paper Direct, Inc., American Pad and Paper, Inc., and Z-International, Inc. The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

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

TRADEMARKS AND COPYRIGHTS

         The Company maintains twelve registered trademarks in the United States, Canada and Australia. The Company's trademarks have various expiration dates from 2002 to 2006 in the U.S., expiration dates in 2005 in Canada, and expiration dates in 2011 in Australia. The Company considers consumer awareness of its products and brand names an important factor in creating demand for its products among office supply stores and other existing or prospective customers. Part of the Company's strategy for increasing consumer awareness is to establish consistent brand identity across all of its major product lines. The Company believes that its trademarks and copyrights play an important role in this effort.

         While the Company has made reasonable efforts to protect its intellectual property, including registering them as trademarks and copyrights in the countries where the product lines are marketed, to the extent that such protections are inadequate, the Company could lose all or a part of these rights which, in turn, could result in the diminution of the Company's overall brand identity or individual product line identities. Either the loss of intellectual property rights or the diminution of the Company's brand identities could have a material adverse effect on the Company. See "Risk Factors--Uncertain Protection of Intellectual Property."

SEASONAL

         A significant portion of the Company's customer orders are placed between June and October of each year for shipment during the Company's third fiscal quarter, which includes the Christmas and Holiday season, with the largest levels of sales historically occurring in the second half of the calendar year. As a result, the Company has experienced, and is expected to continue to experience, seasonal fluctuations in its operating results based upon past purchasing patterns.

BACKLOG

         The Company's backlog of orders as of March 31, 2000 was approximately $1,448,533. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. The Company's backlog is subject to fluctuations as a result of the seasonal nature in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At March 31, 2000, the Company had approximately 149 employees, 126 of whom were employed at its headquarters in Blaine, Washington, 9 of whom were employed at its Wisconsin sales and distribution facilities, 7 of whom were employed at the Company's facilities in the United Kingdom, and 7 of whom were employed at the Company's facilities in Australia As of the date of this Report, none of the Company's employees were subject to a collective bargaining agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, but are not limited to, anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; anticipated consumer acceptance and sales of the GeoFile plastic ready-to-assemble filing and storage cabinets; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; and the ability of the Company to increase its availability under its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products and the GeoFile filing and storage cabinets; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed.

         Additional risks and uncertainties include those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

                                  RISK FACTORS

         PROSPECTIVE INVESTORS ARE STRONGLY CAUTIONED THAT AN INVESTMENT IN THE COMPANY INVOLVES A VERY HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD NOT DISMISS, AS "BOILERPLATE" OR "CUSTOMARY," DISCLOSURE OF THE RISK FACTORS SET FORTH BELOW. THE CONTINGENCIES AND OTHER RISKS DISCUSSED BELOW COULD AFFECT THE COMPANY IN WAYS NOT PRESENTLY ANTICIPATED BY ITS MANAGEMENT AND THEREBY HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF ITS COMMON STOCK. A CAREFUL REVIEW AND UNDERSTANDING OF EACH OF THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS OFFERING MEMORANDUM IS ESSENTIAL FOR AN INVESTOR SEEKING TO MAKE AN INFORMED DECISION WITH RESPECT TO THE COMPANY.

LACK OF LISTING ON AN EXCHANGE

         The Company's common stock, no par value per share ("Common Stock"), trades on the NASDAQ OTC Electronic Bulletin Board. However, the lack of listing on a national or regional exchange may restrict marketability of the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock.

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

EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION

         As of March 31, 2000, there were outstanding warrants for the purchase of an aggregate of 1,395,121 shares of Common Stock at an exercise price of $6.50 per share. These warrants expired as of June 1, 2000. In addition, as of March 31, 2000, there were outstanding warrants to purchase up to 135,000 shares of Common Stock at an exercise price of $0.33 1/3 per share and options to purchase up to 1,810,000 shares of Common Stock at exercise prices ranging from $0.30 to $0.50 per share. In the event that the outstanding warrants and options are exercised, the holders will be given the opportunity to profit from a rise in the market price of the underlying shares. This may have certain dilutive effects on, and a materially depressive effect on, the market price for the Common Stock. The terms on which the Company could obtain additional capital during the life of such warrants and options may be adversely affected because the holders may be expected to exercise them at a time when the Company might otherwise be able to obtain comparable additional capital in a new offering of securities at a price per share greater than the exercise price of such options and warrants.

VOLATILITY OF STOCK PRICE

         The market price of the Common Stock has been, and is likely to continue to be, volatile. The market price of the Common Stock could fluctuate, perhaps substantially, in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers or suppliers, changes in the general condition of, or trends in, the designer stationery, specialty paper and office products industries, paper prices, changes in governmental regulations, or changes in securities analysts' estimates of the Company's or its competitors' or industry's future performance. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's Common Stock, have experienced extreme price and volume volatility, which has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies.

LACK OF DIVIDENDS

         The Company's ability to pay a dividend to holders of the Company's Common Stock is limited by its existing credit facility with U.S. Bank. In addition, the Company currently anticipates that all of its earnings will be needed for the on-going operation of the business and does not anticipate paying any cash dividends on shares of the Company's Common Stock in the foreseeable future.

DEPENDENCE UPON KEY PERSONNEL

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

CUSTOMER CONCENTRATIONS

         The Company had three customers in 2000 and 1999 and two customers in 1998 which individually exceeded 10% of sales and in the aggregate accounted for approximately 32%, 57% and 67% of sales in 2000, 1999 and 1998, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, would have a material adverse effect on the Company's business, financial condition and results of operations.

         As a result of the concentration occurring in the office supply industry in which the major office megastores are accounting for a greater percentage of industry-wide sales, it is anticipated that an increasing number of the smaller outlets and retail stores will discontinue operations in the years ahead. The Company anticipates that certain of such sales will be transferred to the larger megastores or wholesale distributors to which the Company currently supplies its products.

MAINTENANCE OF LARGE INVENTORY OF PRODUCTS

         As of March 31, 2000, the Company maintained an inventory (net of allowance for obsolescence) of specialty papers and other products of $5,301,171. The Company believes that it is sound business practice to maintain inventory in sufficient quantities to afford the Company flexibility in responding to incoming orders, to maintain its reputation as a major supplier in the industry and to offer certain economies of scale in its purchasing program. The maintenance of this inventory requires a substantial outlay of funds, which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw material prices change more rapidly than pricing for the

Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, such inventory may become less marketable, which may require the Company to dispose of such inventory at a reduced price.

DEPENDENCE ON KEY VENDORS

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. Although the Company purchases goods from approximately 100 vendors, it historically practiced a "sole source" approach to vendor selection in that it typically relied on a single vendor for all purchases on its various categories of production materials, and other major categories of purchased goods and services. One key vendor of commodity paper and related products is a broker/vendor from whom significant portions of the Company's total purchases were made during the fiscal years 2000, 1999 and 1998.

         This vendor has provided the Company an immediately available and uninterrupted supply of paper. In addition, this and other key vendors have granted the Company significant amounts of trade credit, along with favorable pricing and payment terms. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit.

TECHNOLOGY CHANGES AFFECTING PRODUCTS

         The design and manufacture of production equipment used in the designer stationery and specialties paper industries has undergone and continues to undergo rapid and significant technological change. In particular, developments in the software industry may afford customers and consumers with the ability to produce paper products, which offer quality characteristics comparable with that provided by the Company. Any such developments may, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business is, to a significant degree, dependent on the enhancement of its current products and development of new products. Product development and enhancement involve a high degree of risks, and there is no assurance that product development efforts of the Company will be successful. There can be no assurances that future technological developments will not render existing or proposed products of the Company uneconomical or obsolete, or that the Company will not be adversely affected by the future development of commercially viable products by others. The development of superior products by others could have a material adverse effect on the Company's business, financial condition or results of operations.

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

FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY

         Management continues to expect that the Company's financial results may vary materially from period to period. Most of the Company's customers order products for immediate delivery. As a result, a substantial amount of the Company's net sales in each quarter result from orders received in that quarter. The Company's net sales and operating results may, therefore, vary significantly as a result of, among other things, volume and timing of orders received during the quarter, variations and sales mix, and delays in production schedules. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results. Moreover, a significant portion of the Company's customer orders are placed between June and October of each year in anticipation for shipment during the Company's third fiscal quarter (i.e., the Holiday period). As a result, the Company has experienced and is expected to continue to experience seasonal fluctuations in its operating results based on such purchasing patterns. These fluctuations in quarterly operating results could have a material adverse effect on, among other things, the market price for the Company's Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company considers its properties to be suitable and adequate for their intended uses for the foreseeable future. These properties consist of the following:

         Executive Offices And Domestic Facilities

         The Company's headquarters and manufacturing facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space located on ten and one-half acres of Company-owned land. The Company also leases approximately 2,000 square feet of office space in Milwaukee, Wisconsin and 12,633 and 40,750 square feet of warehouse space in Madison, Wisconsin and Windsor, Wisconsin, respectively. Management believes these facilities are suitable and adequate for the Company's business.

         European Facilities

         In connection with the distribution of the Company's products in Europe, Geographics-Europe leases 6,700 square feet of warehouse space near London, England. The lease requires quarterly lease payments of approximately $13,600, triple net, and expires on February 14, 2006.

         Australian Facilities

         In connection with the distribution of the Company's products in Australia, Geographics-Australia leases 5,000 square feet of warehouse space in Marrickville, Australia. The lease requires lease payments of $3,100 per month, triple net, and expires on August 31, 2002.

ITEM 3.  LEGAL

            The Company is subject to claims and actions incident to the operation of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

         Since December 24, 1997, the Company's Common Stock traded on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board for each fiscal quarter beginning with the first fiscal quarter of the fiscal year ended March 31, 2000.

                                    Fiscal Year 2000      Fiscal Year 1999
                                    ----------------      ----------------
Quarter                             High       Low        High       Low
-------                             ----       ---        ----       ---
First (June 30)                     $.69       $.34       $.75       $.20
Second (September 30)               $.56       $.41       $.63       $.27
Third (December 31)                 $.56       $.34       $.53       $.28
Fourth (March 31)                   $1.47      $.44       $.50       $.31

         The foregoing quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As of March 31, 2000, there were approximately 345 holders of record of the Company's Common Stock.

SALES OF UNREGISTERED SECURITIES

         Since April 1, 2000, the Company has issued 9,225,223 shares of Common Stock in a private placement at $0.45 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following executive officers and directors of the Company purchased shares pursuant to the offering:

Name                                 Position                                            Shares
----                                 --------                                            ------
William T. Graham                    Director and Executive Vice President               3,333,333
James L. Dorman                      Chairman and Chief Executive Officer                1,111,111

Total                                                                                    4,444,444

The balance of the shares were issued to accredited investors who had been solicited by officers, directors and shareholders of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements for the periods indicated. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's 2000 consolidated Financial Statements and notes thereto contained elsewhere in this Report.

                                                        YEARS ENDED MARCH 31,
                                               STATEMENT OF OPERATIONS DATA (AS RESTATED)
------------------------------------------------------------------------------------------------------------------------------------
                                                             1996           1997           1998             1999            2000

                                                                                         Restated(2)      Restated(2)
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                $ 22,613,635   $ 14,028,746    $ 22,015,900    $ 20,055,014    $ 27,120,975
Gross margin                                                8,419,130     (2,493,490)        980,761       8,123,917       8,122,263
Income (loss) from operations                               2,524,461     (7,598,804)     (8,089,245)     (3,166,163)        546,334
Net income (loss)                                        $  1,232,024   $ (7,950,301)   $ (8,727,144)   $    979,074    $    102,346
                                                         ============   ============    ============    ============    ============
Net income (loss) per share - Diluted                    $       0.19   $      (0.85)   $      (0.91)   $       0.10    $       0.01
Weighted average shares outstanding used in                 6,606,499      9,322,278       9,626,335       9,857,252      20,599,160
computing diluted share data
SUPPLEMENTAL OPERATING                                   $  3,649,460   $ (6,226,512)   $ (5,464,219)   $   (294,611)   $  2,942,988
DATA:  EBITDA(1)

 (1) As used herein, "EBITDA" is defined as operating income plus interest, depreciation and amortization. EBITDA is commonly used to assess the non-cash effect on earnings of generally high levels of both amortization and depreciation expenses associated with capital equipment and acquisitions. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

 (2) Refer to Note 3 - "Restatement Of Prior Years' Financial Statements" in the fiscal 2000 audited consolidated financial statements included herein.


                                    AS OF MARCH 31,
                                 BALANCE SHEET DATA:
                        1996           1997          1998             1999            2000
                        ----           ----          ----             ----            ----
                                                  Restated(1)       Restated(1)
                                                  --------          --------
Working capital   $  5,886,703   $    401,550   $ (8,872,651)   $ (6,253,495)   ($   819,713)
Total assets        24,738,041     30,245,701     25,325,764      18,139,989      22,367,444

Long-term obligations,         3,690,360    4,322,371    4,853,254     3,776,432    3,539,926
less current portion

Stockholders' equity           9,989,852    7,917,023     (504,744)      283,208    5,704,413


 (1) Refer to Note 3 - "Restatement Of Prior Years' Financial Statements" in the Fiscal 2000 audited consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

RESULTS OF OPERATION

         The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                                                      2000              1999             1998
                                                                      ----              ----             ----
                                                                                      Restated         Restated
                                                                                      --------         --------
Net sales                                                             100.0%            100.0%           100.0%
Cost of sales                                                          70.1              59.5             95.5
Gross margin                                                           29.9              40.5              4.5
Selling, general and administrative expenses                           27.9              56.3             41.2
Income (loss) from operations                                           2.0             (15.8)           (36.7)
Interest expense                                                       (3.4)             (6.1)            (6.4)
Other income (expense), excluding interest expense                      1.8               0.5             (0.9)
Net Income (loss) from continuing operations                            0.4             (22.3)           (44.1)
Income from and gain on sale of discontinued operations                --                27.2              4.4
Net income (loss)                                                       0.4%              4.9%           (39.6)%

2000 COMPARED TO 1999

         NET SALES. Net sales increased 35.9% to $27,254,782 in fiscal 2000 from $20,055,014 in fiscal 1999. The increase was primarily attributable to increased business with a major customer, the addition of a new significant customer, and sales of ready-to-assemble files, a new product line acquired in early fiscal 2000.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin as a percentage of net sales decreased to 30.3% in fiscal 2000, from 40.5% in fiscal 1999. The lower gross margin is primarily attributable to increases in volume discounts due to increased sales, increased freight and distribution costs, new product introduction and startup costs.

         Management continues to explore alternatives of sub-contracting portions of manufacturing and fulfillment operations to determine whether improvements in gross margin would be available. Management also continues to review freight expense and to explore options for reduction of this expense via change in the manner in which products are consolidated for shipment and in shipping origination points.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses decreased to $7,575,929 (27.8% of net sales) in fiscal 2000 from $11,290,080 (56.3% of sales) in fiscal 1999. This decrease is primarily attributable to a decrease in the Company's legal fees, decreases in other professional fees, salaries and benefits, offset by increases in promotional expenses, commissions, travel expenses and European selling expenses.

         INCOME (LOSS) FROM OPERATIONS. The Company recorded income from operations in fiscal 2000 of $680,141 compared to an operating loss of $3,166,163 during fiscal 1999. The improvement was the result of significantly higher net sales and improved operating controls.

         OTHER INCOME (EXPENSE). Other income (expense), other than interest expense, for fiscal 2000 amounted to $483,330 compared to expense of $94,830 in fiscal 1999.

          INTEREST EXPENSE. Interest expense decreased to $927,318 (3.4% of net sales) during fiscal 2000, compared to $1,220,695 (6.1% of net sales) during fiscal 1999. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings is due to improved operating income and capital infusion from the private stock offering during fiscal 2000.

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The net income from continuing operations was $236,153 (0.9% of net sales) in fiscal 2000 compared to a loss of $4,481,688 (22.3% of net sales) in fiscal 1999. The improvement in 2000 was primarily the result of the Company's improved overall operating performance.

         INCOME TAX PROVISION (BENEFIT). There is no income tax provision for fiscal 2000. Income taxes provided in 1999 were $50,000 representing alternative minimum taxes owing as a result of the sale of the Core Business.

         NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The company classified its sign and lettering division as discontinued in fiscal 1999 pending sale and disposition in May, 1999.

         NET INCOME (LOSS). Net income of $236,153 in fiscal 2000, or 0.9% of net sales, compares to net income of $979,074 in fiscal 1999, or 4.9% of net sales.

1999 COMPARED TO 1998

         NET SALES. Net sales decreased 8.9% to $20,055,014 in fiscal 1999 from $22,015,900 in fiscal 1998. The small decrease was primarily attributable to the loss of sales to a key account, which declined due to loss of sales with the sale of the signage and lettering business and due to price competition.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin as a percentage of net sales increased to 40.5% in fiscal 1999, from 4.5% in fiscal 1998. The higher gross margin is primarily attributable to a decline in operating expenses as a result of the implementation of automated production machinery and the reduction of direct and indirect labor due to efficiency improvements in the manufacture the Company's paper products.

         It is management's intention to explore the option of sub-contracting a portion of manufacturing and fulfillment operations to determine whether further improvements in gross margin would be available.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $11,290,080 (56.3% of net sales) in fiscal 1999 from $9,070,006 (41.2% of sales) in fiscal 1998. This increase is primarily attributable to an increase in the Company's legal fees, the recording of reserves against receivables, the write off of in-store display racks, increased advertising and promotional allowances to customers, and an overall increase in the SG&A expenses of the Company's three foreign subsidiaries in Canada, Europe and Australia.

         Management intends to review freight expense and to explore options for reduction of this expense via change in the manner in which products are consolidated for shipment and in shipping origination points.

         INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1999 of $3,166,163 compared to an operating loss of $8,089,245 during fiscal 1998. The improvement was the result of significantly higher gross margins.

         OTHER INCOME (EXPENSE). Other expenses, other than interest expense, for fiscal 1999 amounted to $94,830 compared to $197,771 in fiscal 1998.

         INTEREST EXPENSE. Interest expense decreased to $1,220,695 (6.1% of net sales) during fiscal 1999, compared to $1,413,219 (6.4% of net sales) during fiscal 1998. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings was attributed to positive cash flow generated by operations and the sale of the lettering and signage segment of the Company.

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The net loss from continuing operations was $4,481,688 (22.3% of net sales) in fiscal 1999 compared to a loss of $9,700,235 (44.1% of net sales) in fiscal 1998. The improvement in 1999 was primarily the result of the Company's increase in gross margin.

         INCOME TAX PROVISION (BENEFIT). There is no income tax provision for fiscal 1998. Income taxes provided in 1999 were $50,000 representing alternative minimum taxes owing as a result of the sale of the Core Business.

         NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The company classified its sign and lettering division as discontinued in fiscal 1998 pending sale and disposition (which occurred in May 1998). The income and gain attributed to this segment amounted to $5,460,762 in fiscal 1999 versus income of $973,091 in fiscal 1998.

         NET INCOME (LOSS). Net income of $979,074 in fiscal 1999, or 4.9% of net sales, compares to a net loss of $8,727,144 in fiscal 1998, or (39.6)% of sales.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group and the introduction of the plastic file cabinet and storage group, the Company has required, and continues to require, substantial external working capital. At the date of this Report, the Company's only available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios. Borrowings under this facility were $6,764,627 at March 31, 2000.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND FOREIGN CURRENCY

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

         If the U.S. dollar uniformly increases in strength by 10% in 2000 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $172,199 for the fiscal year ending March 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

(a)      Report of KPMG LLP regarding Financial Statements                                                        F-2
(b)      Consolidated Balance Sheets as of March 31, 2000 and 1999                                                F-3
(c)      Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998                  F-4
(d)      Consolidated  Statement of Stockholders'  Equity and  Comprehensive  Income for the years ended          F-5
         March 31, 2000, 1999 and 1998
(e)      Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998                  F-6
(f)      Notes to Consolidated Financial Statements                                                               F-7
(g)      Schedule II - Valuation and Qualifying Accounts                                                          S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 1, 2000, Geographics, Inc. (the "Company") dismissed Moss Adams LLP ("Moss Adams") as its independent auditor and engaged KPMG LLP ("KPMG") as its independent auditor. The change in the Company's independent auditor was approved by its Board of Directors.

         Moss Adams' report on the Company's financial statements for the prior two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that Moss Adams qualified its opinion as of and for the years ended March 31, 1999 and March 31, 1998, by including a going concern modification. Moss Adams qualified its opinion because the Company had incurred substantial net operating losses in 1999 and 1998 and because the Company was then out of compliance with its borrowing agreements, which raised a substantial doubt about its ability to continue as a going concern.

         In connection with the audits of the financial statements of the Company for the years ended March 31, 1999 and March 31, 1998, the Company had no disagreements with Moss Adams on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams, would have caused them to make reference to such disagreements in their report on the Company's financial statements for such years. Subsequent to the issuance of the audit report by Moss Adams for the fiscal year ended March 31, 1999, the Company and Moss Adams had discussions on the following items:

         - Appropriate accruals related to goods and services tax on a Canadian subsidiary for the fiscal years ended March 31, 1998 and March 31, 1999;

         - Appropriate reserves for customer program costs for the year ended March 31, 1999;

         - Appropriate reserves for customer credits for the years ended March 31, 1998 and March 31, 1999;

         - Appropriate reserves for customer returns for the years ended March 31, 1998 and March 31, 1999; and

         - Appropriate reserve for payment of escrowed funds from the sale of its sign business for the year ended March 31, 1999.

         The Company's Board of Directors discussed the matters set forth above. At the time of dismissal of Moss Adams, the Company and Moss Adams had discussed the above items. The Company has authorized Moss Adams to respond fully to the inquiries of KPMG LLP concerning the items discussed above. The Company had informal discussions with KPMG LLP on the above accounting matters.

         Subsequently, the Securities and Exchange Commission conducted a limited review of the items mentioned above and other accounting matters of the Company. During the course of such review, the Company determined to restate its annual consolidated financial statements for the years ended March 31, 1999 and 1998 as more fully set forth in Note 3 to the Company's consolidated financial statements. Moss Adams concurs with such restatements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions with the Company of the executive officers and Directors of the Company as of June 20, 2000. Directors are elected for one year terms or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are at the discretion of the Board.

NAME                                 AGE                        POSITION
----                                 ---                        --------

James L. Dorman                      67                         Chairman of the Board of Directors, Chief Executive
                                                                Officer
William T. Graham                    75                         Director
C. Joseph Barnette                   58                         Director
Brian Sullivan                       46                         Executive Vice President and Chief Operating
                                                                Officer - Paper Products
David Schenker                       34                         Executive Vice President and Chief Operating
                                                                Officer - Paper Products
Daniel J. Regan                      55                         Vice President and Chief Financial Officer

         James L. Dorman is the Chairman of the Board, President and Chief Executive Officer of Intercontinental Trading, Ltd., a position he has held since 1984. Intercontinental Trading specializes in assisting smaller companies with importing and exporting issues. In addition, Mr. Dorman is the Chairman and Chief Executive Officer of Amalga Composites, Inc., a position he has held since 1989.

Amalga designs, engineers and manufacturers composite component parts. Mr. Dorman is also a stockholder, director and officer of Panint Electric Ltd. of Hong Kong, a developer and manufacturer of consumer home products.

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

         Brian Sullivan served as the Vice President and General Manager, Consumer Products Division, of Domtar Papers, a division of Domtar, Inc., the seventh largest North American forest products company, from 1997 until joining the Company in March of 2000. Prior to that Mr. Sullivan was employed by Rolodex Corporation as the Vice President of Sales.

         David Schenker was employed as Vice President of Office Products for Steelworks, Inc. from 1997 until joining the Company in 1999. Mr. Schenker also served as the Executive Vice President of Retail Marketing Services, Inc. from 1995 to 1997, and prior to that as the Northern Regional Sales Manager and then as National Account Manager for At-A Glance Group, from 1990 to 1995.

         Daniel J. Regan served as the President of Executive/Financial Management Services, from 1990 until joining the Company in 2000. During that time Mr. Regan acted as executive manager serving clients in various manufacturing industries and the financial services. Previously, Mr. Regan served as an executive officer of several companies.

BOARD AND COMMITTEE MEETINGS

         During the fiscal year ended March 31, 2000, there were four meetings of the Board. Each of the directors attended all of the meetings of the Board. By Unanimous Written Consent dated May 25, 1999 the Board created a Special Finance Committee for the purpose of raising up to $2,000,000 in subordinated debt and/or equity for the Company. In the near future, the Board of Directors anticipates creating two new board committees: a compensation committee and an audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes that all Forms 3, 4 and 5 required to be filed by its directors, officers and greater than 10% shareholders were filed on time during fiscal 2000, except for the filing of Form 4s by each of James L. Dorman, William T. Graham and C. Joseph Barnette with respect to the acquisition of stock by each of them on January 5, 2000. All of these transactions were reported in a timely manner on Form 5s.

EMPLOYMENT AGREEMENTS

         The Company has entered into an Executive Restated Employment Agreement with James L. Dorman effective as of May 2000 (the "Restated Employment Agreement"), which restates a prior employment agreement with Mr. Dorman effective April 16, 1999. Pursuant to the Restated Employment Agreement, Mr. Dorman is entitled to receive a base salary of $170,000 per year or such greater amount as the Board or the appropriate committee thereof may from time-to-time determine. In addition, Mr. Dorman is entitled an option to purchase 250,000 shares of Common Stock at a price of $.40 per share, with such option being immediately vested. Under the terms of the Restated Employment Agreement, Mr. Dorman's employment shall continue until April 17, 2003 or until terminated according to the terms of the Restated Employment Agreement.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows compensation paid by the Company for services rendered during its fiscal years ended March 31, 1998, 1999 and 2000 to (a) the Company's Chief Executive Officer, (b) the four most highly compensated individuals (other than the Chief Executive Officer) who were serving as executive officers of the Company at March 31, 2000 and whose total annual salary and bonus for the fiscal year ended March 31, 2000 exceeded $100,000; and
(c) up to two additional individuals who would have been included under item (b) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 1999 (collectively, the "Named Executive Officers").

                                                                                         LONG TERM COMPENSATION
                                                           ANNUAL COMPENSATION                  AWARDS
                                                   ---------------------------------     ----------------------
                                                                             OTHER
                                YEAR                                         ANNUAL
NAME AND PRINCIPAL              ENDED                                        COMPEN-     SECURITIES UNDERLYING
POSITION                       MARCH 31           SALARY        BONUS        SATION              OPTIONS
------------------             --------          -------        -----        -------             -------
James L. Dorman,                 2000            $72,520           --            --              800,000
Chairman & CEO                   1999                 --           --            --                   --
                                 1998                 --           --            --                   --

Richard Gockelman,               2000           $118,277           --            --
Former President and             1999           $102,698           --            --              100,000
CEO                              1998                 --           --            --                   --

                        OPTION GRANTS IN FISCAL YEAR 2000

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF                                           ASSUMED ANNUAL RATES OF
                                  SECURITIES                                          STOCK PRICE APPRECIATION FOR
                                  UNDERLYING      EXERCISE OR                               TERM OPTION
                                  OPTION          BASE PRICE                          -----------------------------
NAME                              GRANTED (#)     ($/SH)          EXPIRATION DATE          5%              10%
----                              -----------     -----------     ---------------          --              ---
James L. Dorman                    500,000           $0.50            4/16/09           $137,832         $339,478
                                   300,000           $0.30            4/16/09             49,620          122,215


EMPLOYEE BENEFIT PLANS

         Stock Option Plans

         The Company's 1999 Stock Option Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options for the purchase of an aggregate of 2,000,000 shares of common stock, subject to adjustment for stock splits and similar capital changes. Employees and, in the case of non-qualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. The Board has the authority to determine the terms of options granted under the plan, including the price which will not be less than the fair market value at the time of grant in the case of incentive stock options. As of March 31, 2000, the Company had options outstanding to purchase 1,810,000 shares of common stock under the 1999 Stock Option Plan.

         401(k) Plan

         The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company matches 10% of employee pretax contributions up to 18% of employee pretax compensation. The Company contributed approximately $9,801 to the plan during the fiscal year ended March 31, 2000.

DIRECTOR COMPENSATION

         The Company pays each non-employee director a fee of $500 per month and $750 for each meeting of the Company's Board of Directors attended and options to purchase up to 60,000 shares of the Company's Common Stock each year. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance of meetings of the Company's Board of Directors. Directors of the Company who are also employees of the Company do not receive fees for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 12, 2000 with respect to (i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and executive officers as a group. Unless otherwise noted, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. This table is based upon information supplied to the Company by directors, officers, and principal shareholders.

                                                             NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED                 PERCENT OWNED
------------------------------------                         ------------------                 -------------

Sandra J. Martin  (1)                                           3,000,000                           7.4%
4918 Femrite Drive
Madison, WI  53716

William T. Graham                                               5,333,333                          13.2%
4918 Femrite Drive
Madison, WI  53716

James L. Dorman (2)                                             3,106,181                           7.7%
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

C. Joseph Barnette (3)                                            363,338                            *
1000 Cherry St.
Kent, OH  44240-7520

David Schenker (4)                                                233,333                            *
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

--------------------------------------------------            -----------                      --------
Total Executive Officers and Directors as a Group               9,036,185                          22.3%
(4 persons) (5)

* Represents less than 1% of the outstanding shares of Common Stock.

(1) Sandra J. Martin has not filed a Schedule 13D or Schedule 13G with respect to her holdings. The share ownership of Ms. Martin is based solely upon information previously provided to the Company, and the Company is unable to independently verify this information.

(2) Includes the following: (i) 166,667 shares owned beneficially by Mr. Dorman's wife, (ii) 289,511 owned by Panint Electric Ltd., of which Mr. Dorman is a stockholder, officer and director, (iii) currently exercisable options to purchase 938,892 shares of Common Stock, and
         (iv) currently exercisable warrants to purchase 100,000 shares of Common Stock.

(3) Includes currently exercisable options to purchase 23,338 shares of Common Stock, and 66,000 shares beneficially owned by Mr. Barnette's wife.

(4) Includes currently exercisable options to purchase 100,000 shares of Common Stock.

(5) Includes currently exercisable options to purchase 1,062,230 shares of Common Stock, currently exercisable warrants to purchase 100,000 shares of Common Stock and 522,178 shares indirectly owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Bank National Association ("U.S. Bank")) plus two percent (2%) per annum. The Notes are convertible into shares of the Company's Common Stock at $0.3927 per share. The Notes were paid in full for cash during fiscal year 2000.

         On April 19, 2000, the Company issued a $1,000,000 convertible subordinated note to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, with the proceeds used to fund the Company's operations. The note bears interest at 2.0% above US Bank's prime lending rate, and is subordinated to the Company's senior indebtedness to US Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to purchase 100,000 shares of Common Stock at $0.45 per share until April 30, 2002.

         The Company leases a warehouse from Mr. William T. Graham, a Director of the Company, under the terms of a lease until December 31, 2000. The lease is extendable by the Company in annual increments until December 31, 2004. Monthly rent under the terms of the lease, including taxes and utilities is approximately $4,500.

         The Company leases office space from Mr. James L. Dorman, Chairman of the Board and Chief Executive Officer of the Company, under the terms of a lease expiring December 31, 2002. Monthly rent under the lease ranges from $1,675 to $1,775.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         1.       FINANCIAL STATEMENTS

                      (i)   Report of KPMG LLP regarding Financial Statements

                      (ii) Consolidated Balance Sheets as of March 31, 2000 and 1999

                      (iii) Consolidated Statements of Operations for the years
                            ended March 31, 2000, 1999 and 1998

                      (iv) Consolidated Statement of Stockholders' Equity and Comprehensive Income for the years ended March 31, 2000, 1999 and 1998

                      (v) Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

                      (vi)  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                      (i)   Schedule II-Valuation of Qualifying Accounts

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

           10.1 Loan and Security Agreement, dated as of December 22, 1999, between Geographics,
                                     Inc. and U.S. Bank N.A., Milwaukee,
                                     Wisconsin (incorporated by reference to
                                     Exhibit 10.1 to the Company's Quarterly
                                     Report on Form 10-Q for the year ended
                                     December 31, 1999).

           10.2 Master Equipment Lease Agreement, dated as of May 22, 1996 (the "Master Lease"), between Geographics, Inc. and KeyCorp
                                     Leasing Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31,
                                     1997).

           10.3                      Equipment Schedule No. 4 to the Master
                                     Lease, dated as of December 4, 1996,
                                     between Geographics, Inc. and KeyCorp
                                     Leasing Ltd. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31,
                                     1997).

           10.4                      Equipment Schedule No. 4 to the Master
                                     Lease, dated as of May 23, 1997, between Geographics, Inc. and KeyCorp Leasing Ltd.
                                     (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

           10.5                      Agreement for Sale of Business, dated
                                     November 26, 1996, between Geographics,
                                     Inc. and Graham's Graphics Pty. Ltd.
                                     (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

           10.6 Form of Stock Option Agreement relating to options granted by Geographics, Inc. prior to the adoption of the Geographics, Inc.
                                     1996 Stock Option Plan (incorporated by
                                     reference to Exhibit 10.9 to the Company's
                                     Annual Report on Form 10-K for the year
                                     ended March 31, 1997).

           10.7                      Geographics, Inc. 1996 Stock Option Plan
                                     (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on November 26, 1996).

           10.8                      Form of Stock Option Agreements issued
                                     pursuant to the Geographics, Inc. 1996
                                     Stock Option Plan (incorporated by
                                     reference to Exhibit 4(b) to the Company's
                                     Registration Statement on Form S-8 filed on
                                     November 26, 1996).

         10.9                        Warrant Indenture, dated as of February 4,
                                     1997 (the "Warrant Agreement") between
                                     Geographics, Inc. and Montreal Trust
                                     Company of Canada relating to the warrants issued in the Private Placement
                                     (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

           10.10 Form of Warrant to Purchase Common Stock issued in the Private Placement pursuant to the Warrant Agreement (incorporated by reference to Exhibit 10.14 to the Company's
                                     Annual Report on Form 10-K for the year
                                     ended March 31, 1997).

           10.11                     Form of Registration Rights Agreement
                                     between Geographics, Inc. and each
                                     purchaser of units sold in the Private
                                     Placement (incorporated by reference to
                                     Exhibit 10.15 to the Company's Annual
                                     Report on Form 10-K for the year ended
                                     March 31, 1997).

           10.12                     Financial Advisory Agreement, dated August
                                     6, 1997, between Geographics, Inc. and
                                     Cruttenden Roth, Incorporated (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

           10.13                     Subscription Agreement, dated October 9,
                                     1997, between Geographics, Inc. and First
                                     Prudential Investment Fund, Inc.
                                     (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form
                                     10-Q for the quarter ended September 30,
                                     1997).

           10.14                     Amended and Restated Asset Purchase
                                     Agreement by and among Geographics, Inc., Identity Group, Inc., and U.S. Bank
                                     National Association, dated May 4, 1998
                                     (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 8-K filed on June 29, 1998).

           10.15                     Escrow Agreement by and among Geographics,
                                     Inc., Identity Group, Inc., U.S. Bank
                                     National Association and Lawyers Title
                                     Insurance Corporation, dated May 4, 1998
                                     (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 8-K filed on June 29, 1998).

           10.16                     Convertible Subordinated Note between
                                     Geographics, Inc. and James L. Dorman,
                                     dated April 29, 1999 (incorporated by
                                     reference to Exhibit 10.22 to the Company's
                                     Annual Report on Form 10-K for the year
                                     ended March 31, 1999.

           10.17                     Convertible Subordinated Note between
                                     Geographics, Inc. and William T. Graham, dated April 29, 1999 (incorporated by referenced to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999).

           10.18                     Restated Employment Agreement between
                                     Geographics, Inc. and James L. Dorman,
                                     dated as of May 13, 2000, filed herewith.


           10.19                     Asset Purchase Agreement dated as of April
                                     1, 2000, by and between Geographics, Inc.
                                     and Domtar Inc., filed herewith.

           11.1                      Statement regarding computation of per
                                     share earnings.

           21.1 List of the subsidiaries of Geographics, Inc.

           23.1                      Consent of KPMG LLP.

           23.2                      Consent of Moss Adams LLP.

           27.1                      Financial Data Schedule.

(B) The following reports were filed during the quarter ended March 31, 2000:

           - Form 8-K (filed March 8, 2000) relating to the removal of Moss Adams LLP as the company's independent auditors and the appointment of KPMG LLP as the Company's independent auditors.

           - Form 8-K/A (filed March 23, 2000) relating to the change of the Company's independent auditors.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2000.

         GEOGRAPHICS, INC.



By:      /s/ James L. Dorman
         ---------------------------------------------
         James L. Dorman
         Chairman, Chief Executive Officer

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


         /s/ James L. Dorman                                July 14, 2000
         --------------------------------------------
         James L. Dorman
         Chief Executive Officer
         and Chairman of the Board


         /s/ William T. Graham                              July 14, 2000
         --------------------------------------------
         William T. Graham
         Director


         /s/ C. Joseph Barnette                             July 14, 2000
         --------------------------------------------
         C. Joseph Barnette
         Director


         /s/ Daniel J. Regan                                July 14, 2000
         --------------------------------------------
         Daniel J. Regan
         Vice President and Chief Financial Officer


                                                              GEOGRAPHICS, INC.
                                                              TABLE OF CONTENTS
                                                  MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


                                                                                                            PAGE

INDEPENDENT AUDITORS' REPORT..................................................................................1


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets..........................................................................................2

      Statements of Operations................................................................................3

      Statement of Stockholders' Equity  and Comprehensive Income.............................................4

      Statements of Cash Flows................................................................................5

      Notes to Financial Statements.........................................................................6-21


INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Geographics, Inc.



We have audited the consolidated balance sheet of Geographics, Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited financial statement Schedule II included in Item 14 of the Company's annual report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Geographics, Inc. and subsidiaries as of March 31, 1999 and for each of the years in the two year period ended March 31, 1999, were audited by other auditors whose report thereon dated May 7, 1999, except as for note 3 as to which the date is June 22, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Geographics, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Chartered Accountants


Vancouver, Canada
July 13, 2000

                                                               GEOGRAPHICS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                         MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                2000                      1999
                                                                           -------------         ------------------
                                                                                                     As Restated
                                                                                                       (Note 3)
CURRENT ASSETS
    Cash and cash equivalents                                             $           360,612  $        $   130,967
    Accounts receivable
       Trade receivables, net of allowance for doubtful
          accounts, sales returns and cash discounts of
          $1,587,469 in 2000 and $896,664 in 1999                                   6,053,810             3,048,755
       Other receivables                                                               25,555               261,091
    Inventory, net of allowance for obsolete inventory
       of $583,358 in 2000 and $861,871 in 1999                                     5,301,171             3,532,684
    Prepaid expenses, deposits, and other current assets                              562,244               853,357
                                                                          -------------------  --------------------
          Total current assets                                                     12,303,392             7,826,854

PROPERTY, PLANT AND EQUIPMENT, net                                                  9,304,864             9,945,634

OTHER ASSETS                                                                          759,188               367,501
                                                                          -------------------  --------------------

TOTAL ASSETS                                                              $        22,367,444  $         18,139,989
                                                                          ===================  =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Bank overdrafts                                                       $           259,551  $            253,425
    Note payable to bank                                                            5,764,627             4,896,912
    Accounts payable                                                                3,699,532             2,961,079
    Accrued liabilities                                                             2,083,523             2,896,332
    Current portion of long-term debt                                               1,368,212             3,072,601
                                                                          -------------------  --------------------
          Total current liabilities                                                13,175,445            14,080,349

LONG-TERM DEBT                                                                      3,539,926             3,776,432
                                                                          -------------------  --------------------

Totalliabilities                                                                   16,715,371            17,856,781
                                                                          -------------------  --------------------

STOCKHOLDERS' EQUITY
    No par value common stock - 100,000,000 authorized; 26,965,589 and
        9,857,252 issued and outstanding in 2000 and 1999, respectively            20,844,881            15,769,018
    Additional paid-in capital                                                        132,944                    -
    Accumulated other comprehensive income                                           (233,318)             (157,223)
    Accumulated deficit                                                           (15,092,434)          (15,328,587)
                                                                          -------------------- --------------------
          Total stockholders' equity                                                5,652,073               283,208
                                                                          -------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        22,367,444  $         18,139,989
                                                                          ===================  ====================


COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS






See accompanying notes to these consolidated financial statements.            2

                                                              GEOGRAPHICS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                   2000              1999                1998
                                                            ---------------     ---------------    ----------------
                                                                                  As Restated         As Restated
                                                                                   (Note 3)            (Note 3)
SALES
    Sales                                                   $    32,019,946     $    23,127,452    $     25,884,553
    Less sales returns and allowances                             4,765,164           3,072,438           3,868,653
                                                            ---------------     ---------------    ----------------
          Net sales                                              27,254,782          20,055,014          22,015,900

COST OF SALES                                                    18,998,712          11,931,097          21,035,139
                                                            ----------------    ----------------   ----------------
       Gross margin                                               8,256,070           8,123,917             980,761

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      7,575,929          11,290,080           9,070,006
                                                            ---------------     ---------------    ----------------
       Income (loss) from operations                                680,141          (3,166,163)         (8,089,245)
                                                            ---------------     ----------------   ----------------

OTHER INCOME (EXPENSE)
    Other income                                                    484,792              -                   -
    Miscellaneous expense                                            -                   31,291             (38,365)
    Loss on sales of property and equipment                          (1,462)           (126,121)           (159,406)
    Interest expense                                               (927,318)         (1,220,695)         (1,413,219)
                                                            ---------------     ---------------    ----------------
       Total other income (expense)                                (443,988)         (1,315,525)         (1,610,990)
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        236,153          (4,481,688)         (9,700,235)

DISCONTINUED OPERATIONS
    Income from operations of Core Business                          -                  110,476             973,091
    Gain on disposal of Core Business, net of
       alternative minimum tax of $50,000                            -                5,350,286                   -
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       -                5,460,762             973,091
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS)                                           $       236,153     $       979,074    $     (8,727,144)
                                                            ===============     ===============    ================



BASIC EARNINGS (LOSS) PER SHARE
    Income (Loss) from continuing operations                $          0.01     $         (0.45)   $          (1.01)
    Discontinued operations                                              -                 0.55                0.10
                                                            ---------------     ---------------    ----------------
    Net income (loss)                                       $          0.01     $          0.10    $          (0.91)
                                                            ===============     ===============    ================



DILUTED EARNINGS (LOSS) PER SHARE
    Income (Loss) from continuing operations                $          0.01     $         (0.45)   $         (1.01)
    Discontinued operations                                              -                 0.55               0.10
                                                            ---------------     ---------------    ---------------
    Net income (loss)                                       $          0.01     $          0.10    $         (0.91)
                                                            ===============     ===============    ===============



SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE
    Basic                                                        19,442,115           9,857,252           9,626,335
                                                            ===============     ===============    ================
    Diluted                                                      20,599,160           9,857,252           9,626,335
                                                            ===============     ===============    ================






See accompanying notes to these consolidated financial statements.            3

                                                               GEOGRAPHICS, INC.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                                                    Accumulated
                                                          Common stock                Additional       Retained        Other
                                                ----------------------------------     paid-in         Earnings     Comprehensive
                                                       Shares           Amount         Capital         (Deficit)   Income (Loss)
                                                ---------------      -------------  -------------     ----------   ------------
BALANCE, March 31, 1997                              9,467,877       $  15,574,018  $     -       $  (7,580,517)   $    (76,478)
Comprehensive income
    Net income (loss)                                  -                  -               -          (8,727,144)              -
    Foreign currency translation adjustment            -                  -               -              -              110,377

          Total other comprehensive income             -                  -               -              -                    -

    Comprehensive income                               -                  -               -              -                    -
Issuance of common stock                               389,375             195,000        -              -                    -
                                                 -------------       -------------  -----------   -------------    ------------
BALANCE, March 31, 1998 As Restated (Note 3)         9,857,252       $  15,769,018  $     -       $ (16,307,661)   $     33,899
                                                 =============       =============  ===========   =============    ============
Comprehensive income
    Net income (loss)                                  -                  -               -             979,074               -
    Foreign currency translation adjustment            -                  -               -              -             (191,122)

          Total other comprehensive income             -                  -               -              -                    -

    Comprehensive income                               -                  -               -              -                    -
                                                 -------------       -------------  -----------   -------------    ------------
BALANCE, March 31, 1999 As Restated (Note 3)         9,857,252       $  15,769,018  $     -       $ (15,328,587)   $   (157,223)
                                                 =============       =============  ===========   =============    ============
Comprehensive income
    Net income (loss)                                  -                  -               -             236,153
    Foreign currency translation adjustment            -                  -               -             -                76,095
          Total other comprehensive income             -                  -               -             -                     -

    Comprehensive income

Stock-based compensation awards                        -                  -             132,944        -                      -
Issuance of common stock                            17,108,337           5,075,863
                                                 -------------       -------------  -----------   -------------    ------------
BALANCE, March 31, 2000                             26,965,589       $  20,844,881  $   132,944   $ (15,092,434)       (233,318)
                                                 =============       =============  ===========   =============    ============





                                                 Total           Total
                                               Stockholders'   Comprehensive
                                                 Equity          Income
                                               -----------     --------------
BALANCE, March 31, 1997                        $ 7,917,023
Comprehensive income
    Net income (loss)                           (8,727,144)    $   (8,727,144)
    Foreign currency translation adjustment        110,377            110,377
                                                               --------------
          Total other comprehensive income               -            110,377
                                                               --------------
    Comprehensive income                                 -     $   (8,616,767)
Issuance of common stock                           195,000     ==============
                                               -----------
BALANCE, March 31, 1998 As Restated (Note 3)   $  (504,744)
                                               ===========
Comprehensive income
    Net income (loss)                              979,074     $      979,074
    Foreign currency translation adjustment       (191,122)          (191,122)
                                                               --------------
          Total other comprehensive income               -           (191,122)
                                                               --------------
    Comprehensive income                                 -     $      787,952
                                               -----------     ==============
BALANCE, March 31, 1999 As Restated (Note 3)   $   283,208
                                               ===========
Comprehensive income
    Net income (loss)                              236,153     $      236,153
    Foreign currency translation adjustment         76,095             76,095
                                                               --------------
          Total other comprehensive income               -            (76,095)
                                                               --------------
    Comprehensive income                                       $      160,058
                                                               ==============
Stock-based compensation awards                    132,944
Issuance of common stock                         5,075,863
                                               -----------
BALANCE, March 31, 2000                        $ 5,652,073
                                               ===========









See accompanying notes to these consolidated financial statements.             4

                                                               GEOGRAPHICS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                              2000             1999             1998
                                                                        ---------------   ---------------  --------------
                                                                                            As Restated     As Restated
                                                                                              (Note 3)        (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $   236,153    $   979,074    $(8,727,144)
 Adjustments to reconcile net income to net
 cash flows from operating activities
     Depreciation and amortization                                            1,329,517      2,855,906      1,849,706
     Gain on sale of Core business                                                 --       (5,350,286)
     Loss on sales and disposal of property and equipment                         1,462        126,121        159,406
     Stock-based compensation                                                   132,944           --          195,000
 Changes in noncash operating assets and liabilities
     Trade receivables                                                       (3,005,055)     1,096,906      2,508,840
     Other receivables                                                          235,536       (113,041)       845,193
     Inventory                                                               (1,768,487)     2,395,474      2,694,366
     Prepaid expenses, deposits and other current assets                        291,113       (122,050)       162,176
     Accounts payable                                                           738,453       (324,388)       863,699
     Accrued liabilities                                                       (812,809)       157,412        593,889
                                                                            -----------    -----------    -----------
           Net cash flows from operating activities                          (2,621,173)     1,701,128      1,145,131
                                                                            -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in (repayment of) bank overdrafts                                   6,126        (48,291)      (165,729)
     Net borrowings (repayment of) on note payable to bank                    1,867,715     (6,403,896)     2,651,418
     Repayment of long-term debt                                             (2,940,895)    (1,354,565)    (1,790,535)
     Repayments of notes payable to officer/directors                              --             --         (850,000)
     Proceeds from issuance of common stock                                   4,875,583           --             --
     Foreign currency translation                                               (75,017)      (191,122)       110,377
                                                                            -----------    -----------    -----------
        Net cash flows from financing activities                              3,733,512     (7,997,874)       (44,469)
                                                                            -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of Core business                                       --        6,448,073           --
     Purchase of plant and equipment                                           (444,479)      (308,980)    (1,933,911)
     Purchase of Innovative Storage Design assets                               (60,883)          --             --
     Proceeds from sales of equipment                                            14,355           --           75,000
     (Increase) decrease in other assets                                       (391,687)       (27,458)       665,570
                                                                            -----------    -----------    -----------
        Net cash flows from investing activities                               (882,694)     6,111,635     (1,193,341)
                                                                            -----------    -----------    -----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                        229,645       (185,111)       (92,679)

 CASH AND CASH EQUIVALENTS, beginning of year                                   130,967        316,078        408,757
                                                                            -----------    -----------    -----------

 CASH AND CASH EQUIVALENTS, end of year                                     $   360,612    $   130,967    $   316,078
                                                                            ===========    ===========    ===========
 NONCASH INVESTING AND FINANCING ACTIVITIES
     Financing obtained in acquisition of equipment                         $   135,982           --      $ 2,199,088
                                                                            ===========    ===========    ===========
     Issuance of stock-based compensation awards                                132,944           --          195,000
                                                                            ===========    ===========    ===========
     Issuance of common stock for Innovative Storage
       Design assets                                                            200,280           --             --
                                                                            ===========    ===========    ===========
 SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for interest                                 $   875,272    $ 1,044,421    $ 1,659,150
                                                                            ===========    ===========    ===========






See accompanying notes to these consolidated financial statements.             5

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS

        Geographics, Inc. (the "Company") is a Wyoming corporation with its offices and main manufacturing and distribution facilities located in Blaine, Washington. The Company also has sales, warehousing and distribution facilities near London, England, Sydney, Australia, and Madison, Wisconsin. The Company is a manufacturer of designer stationery, value-added papers and ready-to-assemble filing and storage systems. (See Note 4 regarding the sale of certain business operations and product line acquisitions.)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Geographics (Europe) Limited, Geographics Pty. Limited and Geographics Marketing Canada Inc. (which was dissolved in October, 1999, with operations continued by the Company). Significant intercompany transactions and balances have been eliminated in consolidation.

        CASH AND EQUIVALENTS - For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include cash on deposit with banks and other highly liquid investments with original maturities of ninety days or less.

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

        INVENTORY - Inventory is valued at the lower of cost on a first-in, first-out (FIFO) basis or estimated net realizable value.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Depreciation and amortization is provided based on useful lives of three to forty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation and amortization expense on equipment, including amortization expense on capitalized leased equipment, was $1,329,517, $2,855,906 and $1,849,706 during the years ended March 31, 2000, 1999 and 1998, respectively.

        INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities represent the estimated tax effects of future deductible or taxable amounts attributed to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. This method also allows recognition of income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized as assets must be reduced by a valuation allowance where it is more likely than not the benefits may not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the substantial enactment date.

         FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's non-U.S. subsidiaries is the applicable local currency. The translation of the applicable foreign currency denominated financial statements into the Company's functional currency, U.S. dollars, is calculated for assets and liabilities at the exchange rates in effect as of the balance sheet dates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded as other comprehensive income within the statement

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        of stockholders' equity. Other translation adjustments and transaction gains and losses are reported in net income in the period they are realized.

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

        - DEPRECIATION - Depreciation represents an expense allocation over the estimated lives of assets owned by the Company. Periodically, the Company re-evaluates the lives and methods of depreciation applied to its property and equipment and considers such things as general condition and utility, technological status and economic viability, including estimated future cash flows from the assets. Such evaluations may result in the Company's revision and adjustment of asset carrying values in relatively short-term time periods.

        - PROPERTY, PLANT AND EQUIPMENT - It is the Company's policy to record property, plant and equipment and other long-lived assets at historical cost and depreciate these assets over their expected useful life.

        - INCOME TAXES - The Company operates in a number of taxing jurisdictions and endeavors to comply with all tax laws as applicable, consistent with minimizing taxes paid by the Company where possible. To comply with these laws the Company must allocate and prorate certain items of revenue and expense in addition to establishing appropriate transfer pricing policies. These allocations and policies are subject to scrutiny and audit which may result in the Company's need to adjust its tax accruals and provisions as a result of its interactions with taxing authorities.

        - SALES RETURNS AND ALLOWANCES - The Company currently estimates an allowance for sales returns as a percentage of sales, based on historical information. Changes in market conditions and demand for the Company's products could result in customers returning products in an amount greater than that currently allowed for.

        - INVENTORY - The Company makes provisions for obsolete inventory by reviewing recent sales information, inventory turnover rates and volumes on hand. The Company will often offer substantial dealer discounts and may enter into agreements with discount distributors to sell slower moving product lines. The provision for obsolete inventory attempts to account for reduced margins expected on slower moving products, however, it is possible that additional discounts or incentives may be necessary to liquidate slow-moving inventory and the provisions for obsolete inventory would need to be increased.

        REVENUE RECOGNITION - Sales are recorded and recognized as revenue when product is shipped to the customer.

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

        The Company also participates with its customers in cooperative advertising and other promotional programs, in which the Company reimburses the customers for a portion of their advertising costs. Advertising expense amounted to $755,074, $589,569 and $1,346,652 in 2000, 1999 and 1998, respectively.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following methods and assumptions were used to estimate fair value:

        Cash and Cash Equivalents, Accounts Receivable, Bank Overdrafts, Accounts Payable And Accrued Liabilities - The carrying amounts of cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

        Note Payable And Long-Term Debt - Discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of the note payable and long-term debt. There were no significant differences as of March 31, 2000 and 1999 in the carrying value and fair value of these financial instruments.

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

        IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
        - SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        COMPREHENSIVE INCOME - The Company reports comprehensive income, which includes the Company's net earnings or loss as well as changes in equity from other non-owner sources. In the Company's case through the date of the consolidated financial statements, the other changes in equity included in comprehensive income comprise cumulative foreign currency translation adjustments.

        RECENT ACCOUNTING PRONOUNCEMENTS - In December 199, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE  3 - RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS

The Company has restated its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of the adjustments and reclassifications described in (a)-(h) below:




                                                          As Previously                                                     As
                                                            Reported       Adjustments                                   Restated
                                                            --------       -----------                                   --------
At March 31, 1999:
    Accounts receivable, net                           $    3,187,527    $   (138,772)      (a)                       $  3,048,755
    Current assets
                                                            7,965,626        (138,772)      (a)                          7,826,854
    Total Assets
                                                           18,278,761        (138,772)      (a)                         18,139,989


    Accrued Liabilities                                                                                                       -
                                                            2,496,178         400,154       (c)(d)(e)(f)(g)              2,896,332
    Current Liabilities
                                                           13,680,195         400,154       (c)(d)(e)(f)(g)             14,080,349
    Total Liabilities
                                                           17,456,627         400,154       (c)(d)(e)(f)(g)             17,856,781
    Accumulated Deficit
                                                          (14,789,661)       (538,926)      (a)(c)(d)(e)(f)(g)         (15,528,587)
    Stockholders' Equity

    Total Liabilities and Stockholders' Equity                822,134        (538,926)      (a)(c)(d)(e)(f)(g)             283,208
                                                       $   18,278,761    $   (138,772)                                $ 18,139,989







                                                         As Previously   Adjustments and                                     As
                                                           Reported      Reclassifications                                Restated
                                                           --------      -----------------                                --------
For the year ended March 31, 1999:

    Sales returns and allowances                     $      3,890,390    $   (817,952)      (a)(b)(h)                 $  3,072,438

    Net sales                                              19,237,062         817,952       (a)(b)(h)                   20,055,014

    Gross margin                                            7,305,965         817,952       (a)(b)(h)                    8,123,917

    Selling, General and Administrative
       Expenses                                             9,086,546       2,203,534       (c)(d)(e)(f)(h)             11,290,080

    Income (loss) from operations                          (1,780,581)     (1,385,582)      (a)(b)(c)(d)(e)(f)(h)       (3,166,163)

    Income (loss) from Continuing
       Operations                                          (3,096,106)     (1,385,582)      (a)(b)(c)(d)(e)(f)(h)       (4,481,688)

    Gain and disposal of Core Business                      5,497,104        (146,818)      (g)                          5,350,286

    Income Before Effect of Accounting
       Change                                               2,511,474      (1,532,400)                                     979,074

    Cumulative effect of Accounting Change                 (1,071,000)      1,071,000       (f)                                 -

    Net Income                                              1,440,474        (461,400)                                     979,074

    Basic and diluted earnings (loss) per
    share                                            $     0.15          $                                            $    0.10

For the year ended March 31, 1998:

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE  3 - RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS (CONTINUED)

                                                 As Previously    Adjustments and                               As
                                                   Reported       Reclassifications                          Restated
                                                   --------       -----------------                          --------
    Sales returns and allowances                    5,908,263        (2,039,610)    (a)(b)(h)               3,868,653

    Net sales                                      19,976,290         2,039,610     (a)(b)(h)              22,015,900

    Gross Margin                                   (1,058,849)        2,039,610     (a)(b)(h)
                                                                                                              980,761
    Selling, General and Administrative
       Expenses                                     6,952,870         2,117,136     (h)                     9,070,006

    Income (loss) from Operations                  (8,011,719)          (77,526)    (a)(b)(h)              (8,089,245)

    Income (loss) from Continuing
       Operations                                  (9,622,709)          (77,526)                           (9,700,235)

    Net Income (Loss)                              (8,649,618)          (77,526)                           (8,727,144)

    Net Income (Loss) Per Share                 $       (0.90)      $                                     $     (0.91)

(a) In preparing its prior financial statements, the Company relied on information of a former sales manager to estimate sales returns. The Company later discovered that the sales manager failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the years ended March 31, 1998 and 1999 of $19,201 and 119,571, respectively.
(b) Geomarketing Canada ("GMC"), a wholly-owned subsidiary of the Company, is required to pay Canadian goods and services tax on the value of items sold in Canada. Subsequent to June 30, 1999, the Company discovered that GMC was declaring the goods at Canadian customs at a value that is less than the amount charged to its customers. This resulted in an overstatement of sales and understatement of liabilities for the years ended March 31, 1998 and 1999 by $58,325 and $166,201, respectively.
(c) At March 31, 1999, the Company over accrued $132,500 of severance costs for certain former executives. The restatement reflects a correction of this error.
(d) At March 31, 1999, the Company accrued an amount of $200,000 for unbilled legal expenses. It was later confirmed that the actual incurred legal expenses were approximately $100,000 and the accrual has been reduced in the corrected financial statements.
(e) During the fiscal quarter ended March 31, 1999, the Company implemented a new accounting program to calculate costs associated with customer promotions. Subsequently, the Company discovered that the program was not accurate in calculating these costs. This error resulted in an understatement of sales, general and administrative expenses for the year ended March 31, 1999 by $261,310.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE  3 - RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS (CONTINUED)


(f) The Company provides display racks to customers for use in stores to display its products. The Company's accounting practice was to capitalize such racks and depreciate the racks over a five year period. The Company conducted a review of the rack program and decided to change its accounting for racks by expensing them as they are purchased. This change was made because the Company's rapid growth and deployment of new racks made it difficult to maintain detailed accounting records to assure continued control and measurement of recorded amounts. And, the increasing pace of change in business and adoption of new selling techniques increased the probabilities that such racks would be rendered obsolete much earlier. Accordingly, the Company eliminated racks as an asset and expensed the balance that had not yet been depreciated of $1,071,000. This amount was written off in the previously issued financial statements. In the corrected financial statements, the amount written off has been reclassified as an element of results from operations within the category selling, general and administrative expenses.

(g) In connection with the sale of its sign business in the year ended March 31, 1999, the Company mistakenly received $146,818 in escrowed amounts that it was not entitled to. The Company initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, the Company did not make a reserve for the potential return of the funds. This resulted in an overstatement of the gain on disposal of Core Business for the year ended March 31, 1999 of $146,818.
(h) Reflects a reclassification of "back-end selling expenses" or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the years ended March 31, 1998 and 1999 in the amounts of $2,117,136 and $1,103,724 respectively.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE  4  - ACQUISITION AND DIVESTITURE

       Effective July 1, 1999, the Company acquired substantially all of the assets of Innovative Storage Designs, consisting of inventories, drawings, tooling, patents, know-how and certain other assets used in the manufacturing and sale of ready-to-assemble file storage systems. The purchase price, composed of cash, the assumption of certain liabilities and issuance of 556,711 shares of common stock of the Company, amounted to $261,000. In addition, the purchase agreement provides for the payment of royalties on future sales of files at the rate of 1 1/2% on sales of single drawer file cabinets and single drawer storage cabinets up to a maximum of $150,000, and the issuance of common stock of the Company at the rate of 25,000 shares for each $500,000 of the first $10,000,000 in sales of the specified products.


       On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights (collectively the "Core Business") to Identity Group, Inc. for total consideration of $6,673,182 (as restated). In connection with the sale, the Company recorded a gain of $5,350,286 or $.55 (as restated) per share in the first quarter of 1999. The available net proceeds from the sale were used to reduce the outstanding balance on the Company's revolving credit line.

       Summarized results of operations for the Core Business for fiscal years 1999 and 1998 are as follows:

                                                                                             1999            1998
                                                                                        --------------  -------------
        Net sales                                                                       $      751,539  $   6,598,881
                                                                                        ==============  =============
        Operating income                                                                $      139,035  $   1,222,688
                                                                                        ==============  =============
        Income from discontinued operations                                             $      110,476  $     973,091
                                                                                        ==============  =============


NOTE 5 - INVENTORIES

         Inventories at March 31, 2000 and 1999 consisted of the following:

                                                                                             2000            1999
                                                                                        --------------  -------------
        Raw materials                                                                   $      619,463  $     513,090
        Work-in-progress                                                                     1,096,799        671,946
        Finished goods                                                                       4,168,267      3,209,519
                                                                                        --------------  -------------
                                                                                             5,884,529      4,394,555
        Less allowance for obsolete inventory                                                  583,358        861,871
                                                                                        --------------  -------------
                                                                                        $    5,301,171  $   3,532,684
                                                                                        ==============  =============

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

        As of March 31, 2000                                                               Accumulated
        --------------------                                                               Depreciation
                                                                                               And         Net Book
                                                                             Cost         Amortization       Value
                                                                        --------------  --------------  -------------
        Land                                                            $      114,563  $       -       $     114,563
        Buildings                                                            3,881,071       1,037,638      2,843,433
        Machinery & equipment                                                3,488,224       2,085,411      1,402,813
        Machinery & equipment under capital lease                            7,162,416       2,518,975      4,643,441
        Computers and software                                                 312,086         134,934        177,152
        Vehicles                                                               240,837         138,995        101,842
        EDP installation-in-progress                                            21,620          -              21,620
                                                                        --------------  --------------  -------------
                                                                        $   15,220,817  $    5,915,953  $   9,304,864
                                                                        ==============  ==============  =============


        As of March 31, 1999                                                               Accumulated
        --------------------                                                               Depreciation
                                                                                               And         Net Book
                                                                             Cost         Amortization       Value
                                                                        --------------  --------------  -------------
        Land                                                            $      114,563  $       -       $     114,563
        Buildings                                                            3,874,478         944,568      2,929,910
        Machinery & equipment                                                3,207,792       1,638,057      1,569,735
        Machinery & equipment under capital lease                            7,000,573       1,850,064      5,150,509
        Computers and software                                                 111,428          61,596         49,832
        Vehicles                                                               106,452          84,789         21,663
        EDP installation-in-progress                                           109,422          -             109,422
                                                                        --------------  --------------  -------------
                                                                        $   14,524,708  $    4,579,074  $   9,945,634
                                                                        ==============  ==============  =============


NOTE 7 - OTHER ASSETS

                                                                                             2000            1999
                                                                                        --------------  -------------
        Deferred finance costs and other                                                $      627,453  $     233,266
        Trademarks                                                                             131,735        134,235
                                                                                        --------------  -------------
                                                                                        $      759,188  $     367,501
                                                                                        ==============  =============

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 8 - FINANCING ARRANGEMENTS

                                                                                             2000            1999
                                                                                        --------------  -------------
        Installment notes payable to a bank, fixed interest rates ranging from
        8.825% to 10%, payable in monthly installments through November 2010,
        collateralized by real estate.                                                  $          -    $   2,018,898

        Capital lease obligations collateralized by certain equipment and
        fixtures, with imputed interest at rates ranging from 8.25% to 11.42%.               3,908,138      4,808,964

        Installment notes payable to banks, interest rates ranging from fixed at
        9.75% to variable rates from prime plus 1% to prime plus 1.5%, payable in monthly installments through October 2000, collateralized by certain
        equipment.                                                                               -             21,171
                                                                                        --------------  -------------

                                                                                             3,908,138      6,849,033
        Less current portion                                                                (1,240,977)    (3,072,601)
                                                                                        --------------  -------------
                                                                                        $    2,667,161  $   3,776,432
                                                                                        ==============  =============

        The prime rate was 9.00% and 7.75% at March 31, 2000 and 1999, respectively.

        The Company has a revolving credit agreement with a bank to borrow up to $7,500,000, which was increased to $9,500,000, effective April 17, 2000. The borrowings under the agreement are subject to borrowing base limitations of 75% of eligible accounts receivable and 50% of inventories, net of reserves. Interest on outstanding advances is payable monthly at the bank's daily LIBOR rate plus 2.5%. Total outstanding advances under the revolving credit agreement were $6,764,627 and $4,896,912 at March 31, 2000 and 1999, respectively. The revolving credit agreement is secured by substantially all of the assets of the Company. At March 31, 2000, $1,000,000 under this facility is a long-term obligation.

At March 31, 2000, the terms of the agreements provide principal payments on long-term debt and capital lease obligations as follows:

                    2001                                                                $    1,368,212
                    2002                                                                       961,315
                    2003                                                                       759,813
                    2004                                                                       709,997
                    2005                                                                       108,801
                                                                                        --------------
                                                                                        $    3,908,138
                                                                                        ==============

  Future minimum lease payments under capital leases, together with the present value of minimum lease payments which is included in the principal repayment amounts in the table above, as of March 31, 2000 are as follows:

                  2001                                                                  $    1,676,707
                  2002                                                                       1,162,712
                  2003                                                                         878,340
                  2004                                                                         752,854
                  2005                                                                         110,560
                                                                                        --------------
        Total minimum lease payments                                                         4,581,173
        Less amount representing imputed interest                                              673,035
                                                                                        --------------
        Present value of minimum lease payments                                         $    3,908,138
                                                                                        ==============

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 9 - FEDERAL INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

                                                                             2000            1999            1998
                                                                        --------------  --------------  -----------
        Current provision (benefit)                                     $      -        $      -        $         -
        Deferred provision (benefit)                                           -               -                  -
                                                                        --------------  --------------  -----------
               Total income tax provision (benefit)                     $      -        $      -        $         -
                                                                        ==============  ==============  ===========

        Income taxes are allocated between continuing and discontinued operation as follows:

                                                                             2000            1999            1998
                                                                        --------------  --------------  -----------
        Total income tax provision (benefit)                            $      -        $      -        $         -
        Amounts applicable to discontinued operations                          -               -                  -
                                                                        --------------  --------------  -----------
               Taxes allocated to continuing operations                 $      -        $      -        $         -
                                                                        ==============  ==============  ===========


        The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                           2000                     1999                     1998
                                                 -----------------------------------------------------------------------
                                                     Amount          %        Amount          %        Amount        %
                                                 ------------   ---------  -----------   --------   ------------  ------
           Tax expense (benefit) at statutory
               rate on continuing operations     $     80,240      34.0    $ (1,524,000)   (34.0)%  $(3,298,000)   (34.0)%
           Exercise of stock options
               and warrants                                                       -          -          367,000      3.8
           Other differences, net                     (80,240)    (34.0)        240,000      5.4        548,000      5.6
           Change in valuation allowance
               for deferred tax assets                    -          -         (573,000)   (12.8)     2,053,000     21.1
           Alternative minimum tax allocated
               to discontinued operations               -            -            -          -            -           -
           Benefit absorbed by income from
               discontinued operations                    -          -        1,857,000     41.4        330,000      3.5
                                                 ------------   --------   ------------  -------    -----------   ------
               Total income tax provision
                  (benefit)                      $      -            -  %  $      -          -   %  $     -         -   %
                                                 ============   ========   ============  =======    ===========   ======

        The significant components of deferred income tax expense (benefit) are as follows:

                                                                             2000            1999            1998
                                                                        --------------  --------------  -------------
           Change in valuation allowance for deferred tax assets         $     159,000  $     (592,000) $   2,053,000
           Depreciation of plant and equipment                                (229,000)       (138,000)       302,000
           Amortization of goodwill and intangibles                              3,000          78,000         17,000
           Change in allowance for doubtful accounts                           (45,000)         79,000       (259,000)
           Inventory differences                                               (52,000)        (24,000)       239,000
           Effect of net operating loss carryforwards                             -            593,000     (2,340,000)
           Other differences, net                                              164,000           4,000        (12,000)
                                                                         -------------  --------------  -------------
        Total deferred income tax expense (benefit)                      $        -     $        -      $       -
                                                                         =============  ==============  =============

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 9 - FEDERAL INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                           2000             1999           1998
                                                                       -------------  --------------  --------------
        Deferred Tax Assets
           Net operating losses                                        $   4,970,000  $    4,970,000  $    5,570,000
           Inventory, principally due to additional cost
              inventoried for tax purposes and financial                     312,000         260,000         236,000
              statement allowances
           Goodwill and intangible assets, principally due to
              amortization differences                                       150,000         254,000         332,000
           Accruals for financial reporting purposes                         116,000          30,000          -
           Alternative minimum tax credit carryforwards                       83,000          83,000          70,000
           Accounts receivable, due to allowance for doubtful
              accounts                                                       283,000         238,000         317,000
           Other differences, net                                               -             22,000          62,000
                                                                       -------------  --------------  --------------
                Net deferred tax assets                                    5,914,000       5,857,000       6,587,000

        Deferred Tax Liabilities
           Plant and equipment, principally due to depreciation
              differences                                                    520,000         622,000         760,000
                                                                       -------------  --------------  --------------
                Net deferred tax assets before valuation allowance         5,394,000       5,235,000       5,827,000
           Valuation allowance                                            (5,394,000)     (5,235,000)     (5,827,000)
                                                                       -------------- --------------  --------------
                Net deferred tax assets                                $        -     $      -        $      -
                                                                       ============== ==============  ==============

        Based on the Company's current operating income and expectations for the future, management has determined that future income will not be more likely than not be sufficient to fully recognize all deferred tax assets existing at March 31, 2000 and 1999. Accordingly, the Company does not recognize any carrying value of net deferred tax assets.

        Net operating loss carryforwards approximating $12,100,000 are available to offset future taxable income through 2013. In addition, net operating losses on foreign operations of approximately $1,900,000 are available to the Company subject to foreign tax rules.


NOTE 10 - STOCKHOLDERS' EQUITY

        STOCK OPTION AND INCENTIVE PLANS - As of March 31, 2000, the Company had reserved 2,000,000 shares of common stock for issuance to key employees, officers and directors pursuant to the 1999 Stock Option Plan. Options granted under the Plan qualify as incentive stock options and will generally not be taxable to the holder until the share subject to the option is ultimately sold by the holder of the option. Options to purchase the Company's common stock are granted at a price equal to or greater than the market price of the stock at the date of grant, and are exercisable pursuant to the terms of the grant. All options expire no more than ten years after the date of grant. Compensation expense recognized in the accounts related to stock options in fiscal ended March 31, 2000 was $132,944.

        Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the estimated present value of stock options granted using an option valuation model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of stock from proceeds deemed obtained from the issuance of stock options. The weighted fair value of options issued in 2000 and 1999 is estimated at $0.30 and $0.36, respectively per option.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

        The following assumptions were used to estimate the fair value of the options:

                                                                                       2000           1999
                                                                                      -------      ---------
        Risk-free interest rate                                                        5.06%           5.19%
        Dividend yield rate                                                             -  %            -  %
        Price volatility                                                                 99%            205%
        Weighted average expected life of options                                     2.0 yr.        0.5 yr.

        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma earnings is shown below:

        Pro forma disclosures

                                                                                             2000          1999
                                                                                      -----------------------------
        Net income (loss) as reported                                                 $     236,153  $     979,074
        Additional compensation expense for fair value of stock options               $     156,618  $      36,000
          Pro forma net income                                                        $      79,535  $     943,074

        Pro forma earnings per share

          Basic                                                                          $     -            $  0.10
          Diluted                                                                        $     -            $  0.10

        The changes in stock options outstanding are as follows:

                                                                   Nonqualified                 Weighted
                                                                   Common Stock               Option Price
                                                                      Options                   Per Share
                                                                ------------------          ----------------
        BALANCE, March 31, 1998 and 1997                                  173,500           $          2.18

           Granted                                                        100,000                      0.47
           Exercised                                                    -                               -
           Expired                                                        (10,000)                     0.83
                                                                ------------------
        BALANCE, March 31, 1999                                           263,500                      1.51
           Granted                                                      1,710,000                      0.41
           Exercised                                                     -                               -
           Expired                                                       (163,500)                     2.14
                                                                ------------------
        BALANCE, March 31, 2000                                         1,810,000           $          0.41
                                                                ==================

                                              Options Outstanding                          Options Exercisable
                              --------------------------------------------------- -------------------------------
                                    Weighted
                                                     Average          Weighted                          Weighted
              Range of                              Remaining          Average                           Average
              Exercise             Number          Contractual        Exercise         Number           Exercise
               Prices            Outstanding          Life              Price        Exercisable          Price
       ---------------------  ---------------  ----------------- ---------------- ---------------  --------------
              Up to $0.50         1,810,000       9.175 years         $0.41             638,618         $0.40

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

SALES OF UNREGISTERED SECURITIES

       During the quarter ended September 30, 1999, the Company issued 15,558,337 shares of common stock in a private placement at $.30 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:

       NAME                                   POSITION                                                 SHARES
       ----                                   --------                                                 ------
       William T. Graham                      Director and Executive Vice President                     2,000,000
       James L. Dorman                        Chairman and Chief Executive Officer                        956,178
       C. Joseph Barnette                     Director                                                    170,000
       John G. Rossmiller                     Chief Operating Officer                                     150,000
       Jeffrey M. Kildow                      Vice President - Sales                                      133,333
       David Schenker                         Vice President - Sales                                      133,333
                                                                                                       ----------
       Total                                                                                            3,542,844
                                                                                                       ==========

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

       Effective November 17, 1999, the Company issued warrants to Culverwell & Co. to purchase 135,000 shares of common stock at an exercise price of $.331/3 per share, excercisable until August 31, 2001. These warrants remain outstanding at March 31, 2000.

WARRANTS

       In addition, warrants to purchase 1,395,121 shares of common stock at $6.50 per share were outstanding at March 31, 2000. These warrants expired as of June 1, 2000.


NOTE 11 - EARNINGS (LOSS) PER SHARE

        The numerators and denominators of basic and diluted earnings (loss) per share are as follows:

                                                                     2000             1999               1998
                                                              ----------------   ---------------  -----------------
        Net income (loss) (numerator)                         $        236,153   $       979,074      $  (8,727,144)
                                                              ================   ===============  =================

        Shares used in the calculation (denominator)
          Weighted average shares outstanding                       19,442,115         9,857,252          9,626,335

          Effect of dilutive stock options and warrants              1,157,045               -                 -
                                                              ----------------   ---------------  -----------------
          Diluted shares                                            20,599,160         9,857,252          9,626,335
                                                              ================   ===============  =================

        The potential dilutive effects of outstanding stock options and warrants were disregarded in 1998 because the Company reported a loss in 1998 and the effects of the instruments would have been anti-dilutive to the reported per share losses. The dilutive effects of outstanding stock options warrants were disregarded in 1999 as the exercise price for the shares were higher than the market price of the Company's stock making the effect of these options antidilutive. In future periods, these instruments may reduce the reported net income per share once profitable operations are attained and the market price of the Company's stock improves.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS

        On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes. One director and the Company's Chief Executive Officer, who is also a director, were issued $50,000 notes each, with the proceeds used to fund the Company's operations. The notes bear interest at 2.0% above the US Bank's prime lending rate, and the notes are subordinated to the Company's senior indebtedness to US Bank. The notes are also convertible into shares of the Company's common stock at $0.3927 per share. The notes were repaid in full for cash during 2000.

        On April 19, 2000, the Company issued a $1,000,000 convertible subordinated note to the Company's Chief Executive Officer, with the proceeds used to fund the Company's operations. The note bear interest at 2.0% above the US Bank's prime lending rate, and the notes are subordinated to the Company's senior indebtedness to US Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to purchase 100,000 shares of common stock at $0.45 per share until April 30 2002.

        The Company leases a warehouse from a director under the terms of a lease until December 31, 2000. The lease is extendable by the Company in annual increments until December 31, 2004. Monthly rent under the terms of the lease, including taxes and utilities is approximately $4,500.

        The Company leases office space from another director under the terms of a lease expiring December 31, 2002. Monthly rent under the lease ranges from $1,675 to $1,775.


NOTE 13 - EMPLOYEE BENEFIT PLANS

        The Company has a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $9,801, $16,884 and $11,471 during the year ended March 31, 2000, 1999 and 1998, respectively.

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES

        Leases - The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases require the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire at various times through 2002. At March 31, 2000, the Company had future minimum lease commitments of $310,000. Rental expense under all operating leases was $125,838, $86,235 and $320,000 in 2000, 1999 and 1998, respectively.


NOTE 15 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

        Assets for which the Company has credit risk include trade accounts receivable, which amounted to $6,053,810 and $2,909,982 (as restated) at March 31, 2000 and 1999, respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Amounts due from three customers approximated 69% and 63% of the total accounts receivable at March 31, 2000 and 1999, respectively.

        Historically, a substantial portion of the Company's sales has been to a limited number of customers. Concentration of sales to the Company's five largest customers were 65% in 2000, 60% in 1999 and 66% in 1998. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customers, including reductions due to market, economic or competitive conditions in the designer stationary or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company purchases goods from many vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 2000, 1999 and 1998. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. The Company does not consider itself dependent on any single source for materials to manufacture its products.

        Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows. Foreign sales are attributed to the country where product delivery is specified by the customer.

                                                                               Fiscal Year
                                                               --------------------------------------------
        Net sales to domestic and foreign customers                2000            1999             1998
                                                               ------------    ------------    ------------
          North America                                        $ 23,602,305    $ 16,488,463    $ 19,822,459
          United Kingdom                                          2,152,093       1,021,474         613,192
          Other European Countries                                     --         1,054,000         584,000
          Australia                                               1,499,884       1,491,077         996,249
                                                               ------------    ------------    ------------

              Total                                            $ 27,254,782    $ 20,055,014    $ 22,015,900
                                                               ============    ============    ============

        Operating profit (loss)
          North America                                        $    937,632    $ (2,581,464)   $ (7,559,298)
          United Kingdom                                           (344,869)       (550,609)       (489,263)
          Australia                                                  87,378         (34,090)        (40,684)
                                                               ------------    ------------    ------------

              Total                                            $    680,141    $ (3,166,163)   $ (8,089,245)
                                                               ============    ============    ============

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 15 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS (Continued)

                                                           Fiscal Year
                                             ---------------------------------------
                                                 2000         1999          1998
                                             -----------   -----------   -----------
        Long-lived assets
         United States                       $ 9,125,809   $ 9,778,864   $12,646,787
         Canada                                     --            --          36,510
         United Kingdom                          126,159       108,793       148,200
         Australia                                52,896        57,977        49,621
                                             -----------   -----------   -----------

            Total                            $ 9,304,864   $ 9,945,634   $12,881,118
                                             ===========   ===========   ===========

        International sales accounted for approximately 25%, 36% and 26% of the Company's total net sales in fiscal years 2000, 1999, and 1998, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks.



NOTE 16 - SUBSEQUENT EVENTS

        From April 1, 2000 to May 31, 2000, the Company has issued 9,225,223 shares of common stock totaling $4,151,350 in a private placement at $0.45 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. This private offering remains open as of the date of this report. The following officers and directors of the Company purchased shares pursuant to the offering:

                                                                                                   Shares
                                                                                                   ------
                  James L. Dorman           President, CEO & Director                            1,111,111
                  William Graham            Director                                             3,333,333
                                                                                                 ---------
                                                     Totals                                      4,444,444


        Effective as of April 1, 2000, the Company acquired substantially all of the assets of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, for a total cash consideration of $4,557,786. Under the provisions of the Agreement, the Company was granted an exclusive world-wide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three year period extending to March 31, 2003, extendable for an additional three year period. The licenses remain exclusive providing annual sales achieve certain minimum sales levels. The Agreement also provides for the payment of royalties on sales of the Domtar products at the rate of 4 to 5% of annual sales of the products.

NOTE 17 - STOCK EXCHANGE LISTING

        The Company's securities are traded on the Over-The-Counter Bulletin Board, under the trading symbol GGIT.

                                  SCHEDULE II

                               GEOGRAPHICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT                                    BALANCE AT
  YEAR ENDED MARCH 31                  APRIL 1        ADDITIONS       DEDUCTIONS     MARCH 31
  -------------------                  -------        ---------       ----------     --------
Allowance for Doubtful Accounts,
Sales Returns and Cash Discounts
        1998                           814,841        1,395,706        1,279,589     930,958
        1999                           930,958        1,511,520        1,545,815     896,663
        2000                           896,663        1,065,845          375,039   1,448,696

Allowance for Obsolete Inventory
        1998                         1,290,000          963,309        1,666,811     586,498
        1999                           586,498          753,639          478,266     861,871
        2000                           861,871                -          278,513     583,358