Form 10-Q
period 2000-06-30
GEOGRAPHICS INC
filed 2000-08-21
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 30, 2000
                                       OR
             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from       to

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  |X|     No

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 14, 2000 was $18,493,246 based on a closing sales price of $0.6406 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of August 14, 2000 was 37,709,255.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

                  FORWARD-LOOKING STATEMENTS............................................................................1

                  RESULTS OF OPERATIONS.................................................................................2

                  LIQUIDITY AND CAPITAL RESOURCES.......................................................................2

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................3

PART II - OTHER INFORMATION.............................................................................................3

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................3

                  SALES OF UNREGISTERED SECURITIES......................................................................3

         ITEM 5 - OTHER INFORMATION.....................................................................................4

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................4

SIGNATURE...............................................................................................................4


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 2000 (unaudited) and March 31, 2000, the unaudited statements of operations for the three months ended June 30, 2000 and June 30, 1999, and the unaudited consolidated statements of cash flows for the three months ended June 30, 2000 and June 30, 1999, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

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

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

         NET SALES. Net sales increased 84.6% to $9,204,674 in the quarter ended June 30, 2000 from $4,986,364 in the quarter ended June 30, 1999. The increase was attributable to sales of new products beginning April 1, 2000 after the acquisition of certain inventory and rights from Domtar, which accounted for 13.2% of the total increase and increased sales of the Company's ready-to-assemble plastic storage and filing cabinets which accounted for 7.2% of the total increase. The Company made higher accruals for sales returns and allowances ($1,233,669 or 11.8% of gross sales for the quarter ended June 30, 2000 compared to $559,052 or 10.1% of gross sales for the quarter ended June 30,
1999). The Company provides for sales returns and allowances throughout the year as sales are recorded, consistent with historical experience and specific sales arrangements.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 25.9% in the quarter ended June 30, 2000, from 26.9% in the same period in fiscal 1999. The lower gross margin is primarily attributable to the increase in accruals for returns and allowances.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2,134,858 (20.5% of gross sales) in the quarter ended June 30, 2000 from $1,428,923 (25.8% of gross sales) in the quarter ended June 30, 1999. This increase is primarily attributable to increases in sales staffing, advertising and promotional costs, sales commissions, and travel associated with the startup of the ready-to-assemble plastic storage and filing cabinets, as well as the integration of the Domtar product line acquired as of April 1, 2000.

         OTHER INCOME (EXPENSE). Other expense for the quarter ended June 30, 2000 amounted to $14,398 compared to income of $172,392 for the quarter ended June 30, 1999. Other expense in fiscal 2000 is principally realized foreign exchange losses, whereas other income in fiscal 1999 arose from the favorable settlement of debts with creditors.

          INTEREST EXPENSE. Interest expense decreased to $221,815 (2.1% of gross sales) during the quarter ended June 30, 2000, compared to $237,745 (4.3% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings was primarily attributable to positive cash flow generated by operations and additional equity raised through the sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, and the acquisition of certain assets from Domtar, the Company has required, and continues to require, substantial external working capital. At the date of this Report, in addition to sales of unregistered securities, the Company's only other available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its inventory, net of certain reserves. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios. Borrowings under this facility were $6,852,652 at June 30, 2000.

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

         If the U.S. dollar uniformly increases in strength by 10% in 2000 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by approximately $40,000 for the quarter ended June 30, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

         During the quarter ended June 30, 2000, the Company has issued 9,641,888 shares of Common Stock in a private placement at $0.45 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following executive officers and directors of the Company purchased shares pursuant to the offering:

Name                                 Position                                            Shares
----                                 --------                                            ------
William T. Graham                    Director                                            3,333,333
James L. Dorman                      Chairman and Chief Executive Officer                1,111,111
                                                                                         ---------

Total                                                                                    4,444,444



The balance of the shares were issued to accredited investors who had been solicited by officers, directors and shareholders of the Company.


ITEM 5 - OTHER INFORMATION

         Effective as of April 1, 2000, the Company acquired certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, for a total cash consideration of $4,606,924, including legal costs of approximately $49,000. Under the provisions of the agreement with Domtar, the Company was granted an exclusive world-wide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three year period extending to March 31, 2003, extendable at the Company's option for an additional three year period. The licenses remain exclusive providing annual sales achieve certain minimum sales levels. The agreement also provides for the payment of royalties on sales of the Domtar products.

         On April 19, 2000, the Company issued a $1,000,000 subordinated note payable to the Company's Chief Executive Officer, with the proceeds used as partial interim financing for the acquisition of the Domtar product line. The note bear interest at the US Bank's prime lending rate, and the notes are subordinated to the Company's senior indebtedness to US Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to purchase 100,000 shares of common stock at $0.45 per share until April 30, 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               27.1 Financial Data Schedule for the quarter ended June 30, 2000.

      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2000.

        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer


        By: /s/ Daniel J. Regan
            -------------------------------------
            Daniel J. Regan
            Vice President and Chief Financial Officer

                              GEOGRAPHICS, INC
                         CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND MARCH 31, 2000

                                   ASSETS

                                                                                  JUNE 30, 2000            MARCH 31, 2000
                                                                               ------------------      ---------------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
Cash                                                                                    $ 559,174                  $ 360,612
Accounts receivable
Trade receivables, net of allowances of $993,000 and $897,000
  at June 30 and March 31, 2000, respectively                                           6,623,212                  6,053,810
Other receivables                                                                          48,828                     25,555
Inventory, net of allowance for obsolete inventory of
$575,000 and $583,000 at June 30 and March 31, 2000, respectively                       7,978,993                  5,301,171
Prepaid expenses, deposits, and other current assets                                      537,528                    562,244
                                                                                ------------------      ---------------------
Total current assets                                                                   15,747,735                 12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                                      9,073,515                  9,304,864
LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                                        3,267,586                    317,170
OTHER ASSETS                                                                              215,236                    442,018
                                                                                ------------------      ---------------------
TOTAL ASSETS                                                                         $ 28,304,072               $ 22,367,444
                                                                                ==================      =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdrafts                                                                         $ 828,679                  $ 259,551
Note payable to bank                                                                    5,852,652                  5,764,627
Accounts payable                                                                        3,982,738                  3,699,532
Accrued liabilities                                                                     2,767,211                  2,083,523
Current portion of long-term debt                                                       1,132,084                  1,368,212
                                                                                ------------------      ---------------------
Total current liabilities                                                              14,563,364                 13,175,445

LONG-TERM DEBT                                                                          3,389,567                  3,539,926
                                                                                ------------------      ---------------------
Total liabilities                                                                      17,952,931                 16,715,371
                                                                                ------------------      ---------------------

STOCKHOLDERS' EQUITY
No  par common stock - 100,000,000 shares authorized; 36,607,477 and 26,965,589
    shares issued and outstanding at June 30 and March 31, 2000, respectively          25,183,731                 20,844,881
Additional paid-in capital                                                                159,638                    132,944
Accumulated other comprehensive income                                                   (234,007)                  (233,318)
Accumulated deficit                                                                   (14,758,221)               (15,092,434)
                                                                                ------------------      ---------------------
Total stockholders' equity                                                             10,351,141                  5,652,073
                                                                                ------------------      ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 28,304,072               $ 22,367,444
                                                                                ==================      =====================

                          GEOGRAPHICS, INC
                Consolidated Statements of Operations
         Three Months Ended June 30, 2000 and June 30, 1999
                             (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                           2000                        1999
                                                                      ---------------             ----------------

SALES                                                                   $ 10,438,343                  $ 5,545,416
  Returns and Allowances                                                  (1,233,669)                    (559,052)
                                                                      ---------------             ----------------
    Net Sales                                                              9,204,674                    4,986,364

COST OF SALES                                                              6,499,410                    3,496,369
                                                                      ---------------             ----------------

  Gross Margin                                                             2,705,264                    1,489,995

S.G.& A. EXPENSES                                                          2,134,858                    1,428,923
                                                                      ---------------             ----------------

  Operating Income (Loss)                                                    570,406                       61,072

OTHER INCOME (EXPENSE)
  Interest Expense                                                          (221,815)                    (237,745)
  Other Income (Expense)                                                     (14,378)                     172,392
                                                                      ---------------             ----------------
    Total Other Income (Expense)                                            (236,193)                     (65,353)
                                                                      ---------------             ----------------

NET INCOME (LOSS) BEFORE TAX                                                 334,213                       (4,281)

PROVISION FOR INCOME TAXES                                                         -                            -
                                                                      ---------------             ----------------

NET INCOME (LOSS)                                                          $ 334,213                     $ (4,281)
                                                                      ===============             ================

EARNINGS PER COMMON SHARE
  Basic                                                                       $ 0.01                      $ (0.00)
                                                                      ===============             ================
  Diluted                                                                     $ 0.01                      $ (0.00)
                                                                      ===============             ================

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
  Basic                                                                   35,831,552                    9,857,252
                                                                      ===============             ================
  Diluted                                                                 36,711,254                    9,857,252
                                                                      ===============             ================

                          GEOGRAPHICS, INC.
                Consolidated Statements of Cash flows
                             (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               2000                      1999
                                                                       ----------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $ 334,213                $ (4,281)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                                      407,313                 341,812
  Loss on sale/disposal of property and equipment                                          -                   1,770
  Stock-based compensation                                                            26,694                       -
Changes in noncash operating assets and liabilities
  Trade receivables                                                                 (569,402)                553,817
  Other receivables                                                                  (23,273)                135,828
  Inventories                                                                     (1,120,036)                345,174
  Prepaid expenses, deposits and other assets                                        (74,067)                371,143
  Licenses, trademarks and other intangible assets                                    67,241                   2,500
  Other assets                                                                       258,263                  10,745
  Accounts payable                                                                   283,206                 303,718
  Accrued liabilities                                                                683,688              (1,175,397)
                                                                       ----------------------     -------------------
    Net cash flows from operating activities                                         273,840                 886,829
                                                                       ----------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdrafts                                                        569,128                  25,696
  Net borrowings on note payable to bank                                              88,025                (575,723)
  Repayment of long-term debt                                                       (386,487)               (328,400)
  Proceeds from notes payable to officers and directors                            1,000,000                 100,000
  Repayment of notes payable to officers and directors                            (1,000,000)                      -
  Proceeds from issuance of common stock                                           4,338,850                       -
  Net change, foreign currency translation                                              (689)                    601
                                                                       ----------------------     -------------------
    Net cash flows from financing activities                                       4,608,827                (777,826)
                                                                       ----------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                                    (77,181)                (80,202)
  Acquisition of Domtar Consumer Products assets for cash                         (4,606,924)                      -
                                                                       ----------------------     -------------------
    Net cash flows from investing activities                                      (4,684,105)                (80,202)
                                                                       ----------------------     -------------------

NET CHANGE IN CASH                                                                   198,562                  28,801
CASH, BEGINNING OF PERIOD                                                            360,612                 130,967
                                                                       ----------------------     -------------------
CASH, END OF PERIOD                                                                $ 559,174               $ 159,768
                                                                       ======================     ===================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                                         $ 207,248               $ 237,745
                                                                       ======================     ===================

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000, including the amendment to previously issued financial statements described in Note 3 therein. The appropriate adjustments and reclassifications have been reflected in the statements of operations and cash flows for the three month period ended June 30, 1999.

         The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc. (inactive), Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated.

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1999




Exhibit
Number
-------
27.1              Financial Data Schedule