Form 10-K/A
period 2000-03-31
GEOGRAPHICS INC
filed 2000-09-05
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by checkmark whether the registrant: (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to   Yes   X    No
such filing requirements for the past 90 days.                   -----     -----

Indicate by checkmark if disclosure of delinquent filers                 [ ]
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of July 12, 2000 was $16,468,434 based on a closing sales price of $0.56 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of July 12, 2000 was 37,163,034.

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

         ITEM 1.  BUSINESS..............................................................................................1

         ITEM 2.  DESCRIPTION OF PROPERTIES............................................................................11

         ITEM 3.  LEGAL................................................................................................12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12

PART II................................................................................................................12

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

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14

         ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK AND FOREIGN CURRENCY........................17

         ITEM 8.  FINANCIAL STATEMENTS.................................................................................18

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................18

PART III...............................................................................................................19

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

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................24

PART IV................................................................................................................24

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

                            AS A PERCENTAGE OF SALES

CLASS OF PRODUCT
----------------
                                                                                          FISCAL YEAR
                                                                                          -----------
                                                               ---------------------------------------------------------
                                                                     2000                1999                1998
                                                               ---------------------------------------------------------
Designer stationeries and specialty papers                            97%                 96%                77%
Plastic filing and storage cabinets                                    3%                  0%                 0%
Lettering, signage, stencil and graphic art products                   0%                  4%                23%

                                           STATED IN U.S. DOLLARS (ROUNDED)
CLASS OF PRODUCT
----------------
                                                                                          FISCAL YEAR
                                                                                          -----------
                                                               ---------------------------------------------------------
                                                                      2000                1999               1998

                                                                                        Restated           Restated
                                                               ---------------------------------------------------------
Designer stationery and specialty papers                              $26,463,998         $20,055,014       $22,015,900

Plastic filing and storage cabinets                                   $   790,784         $         0       $         0

Lettering, signage, stencil and graphic art products (1)              $         0         $   752,000       $ 6,599,000

(1)      Related to discontinued operations

                     NET SALES/ASSETS BY GEOGRAPHIC LOCATION

         Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:

REGION                                                                             FISCAL YEAR
------                                                                             -----------

        Net sales to domestic and foreign customers                  2000             1999               1998
                                                              ---------------     --------------   ----------------
          United States                                       $    20,317,246     $   12,858,017   $     16,399,838
          Canada                                                    3,285,559          3,630,446          3,422,621
          United Kingdom                                            2,152,093          1,021,474            613,192
          Other European Countries                                                     1,054,000            584,000
          Australia                                                 1,499,884          1,491,077            996,249
                                                              ---------------     --------------   ----------------
              Total                                           $    27,254,782     $   20,055,014   $     22,015,900
                                                              ===============     ==============   ================
        Operating profit (loss)
          North America                                       $       937,632     $   (2,581,464)  $     (7,559,298)


          United Kingdom                                             (344,869)          (550,609)          (489,263)
          Australia                                                    87,378            (34,090)           (40,684)
                                                              ---------------     ---------------  -----------------
              Total                                           $       680,141     $   (3,166,163)  $     (8,089,245)
                                                              ===============     ==============   =================

        Long-lived assets
          United States                                       $     9,125,809     $    9,778,864   $     12,646,787
          Canada                                                       -                  -                  36,510
          United Kingdom                                              126,159            108,793            148,200
          Australia                                                    52,896             57,977             49,621
                                                              ---------------     --------------   ----------------
              Total                                           $     9,304,864     $    9,945,634   $     12,881,118
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

MANUFACTURING OPERATIONS - EQUIPMENT INTEGRATION

         The Company continues to invest in upgrading manufacturing and distribution facilities. In 1996 and 1997, the Company purchased an integrated printing line combining a high speed press with a slitter and packaging line. As the system consisted of major components from different manufacturers, an outside firm was retained to perform system integration services. Management does not believe that the system is capable of producing the full scope of products for which its design was intended at this time. Alternative and successful manufacturing techniques have been developed which are currently in place. In addition, an integrated packaging line was also installed in 1996. This line has experienced similar issues with respect to its ability to perform as envisioned, and consequently alternate manufacturing techniques have been employed. Significant resources may be required for modification of these systems in order to achieve the manufacturing efficiencies and cost targets originally envisioned.

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

                              YEARS ENDED MARCH 31,
                   STATEMENT OF OPERATIONS DATA (AS RESTATED)

---------------------------------------------------------------------------------------------------------------------------------
                                              1996              1997               1998               1999             2000
                                                                                Restated(2)       Restated(2)
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                    $22,613,635       $14,028,746        $22,015,900        $20,055,014     $27,254,782
Gross margin                                   8,419,130        (2,493,490)           980,761          8,123,917       8,256,070
Income (loss) from operations                  2,524,461        (7,598,804)        (8,089,245)        (3,166,163)        680,141
Net income (loss)                            $ 1,232,024       $(7,950,301)       $(8,727,144)       $   979,074     $   236,153
                                            ============       ============       ============       ============    ============
Net income (loss) per share - Diluted        $      0.19       $     (0.85)       $     (0.91)       $      0.10     $      0.01
Weighted average shares outstanding used in
computing diluted share data                   6,606,499         9,322,278          9,626,335          9,857,252      20,599,160
SUPPLEMENTAL OPERATING DATA:  EBITDA(1)      $ 3,649,460       $(6,226,512)       $(5,464,219)       $ 5,105,675     $ 2,492,988

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

 (2) Refer to Note 3 - "Restatement Of Prior Years' Financial Statements" in the fiscal 2000 audited consolidated financial statements included herein.

                                 AS OF MARCH 31,
                               BALANCE SHEET DATA:

                                    1996              1997             1998             1999              2000
                                    ----              ----             ----             ----              ----

                                                                   Restated(1)       Restated(1)
Working capital                      $5,886,703        $401,550      $(8,872,651)     $(6,253,495)        $(872,053)
Total assets                         24,738,041      30,245,701       25,325,764       18,139,989        22,367,444


Long-term obligations, less           3,690,360       4,322,371        4,853,254        3,776,432         3,539,926
current portion
Stockholders' equity                  9,989,852       7,917,023         (504,744)         283,208         5,652,073


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

RESULTS OF OPERATION

         The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                                                      2000              1999             1998
                                                                      ----              ----             ----
                                                                                      Restated         Restated
Net sales                                                             100.0%            100.0%           100.0%

Cost of sales                                                          69.7              59.5             95.5

Gross margin                                                           30.3              40.5              4.5

Selling, general and administrative expenses                           27.8              56.3             41.2

Income (loss) from operations                                           2.5             (15.8)           (36.7)

Interest expense                                                       (3.4)             (6.1)            (6.4)

Other income (expense), excluding interest expense                      1.8               0.5             (0.9)

Net Income (loss) from continuing operations                            0.9             (22.3)           (44.1)

Income from and gain on sale of discontinued
operations                                                             --                27.2              4.4

Net income (loss)                                                       0.9%              4.9%           (39.6)%

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

NAME                                 AGE                        POSITION
----                                 ---                        --------
James L. Dorman                      67                         Chairman of the Board of Directors,  Chief
                                                                Executive Officer
William T. Graham                    75                         Director
C. Joseph Barnette                   58                         Director
Brian P. Sullivan                    46                         Executive Vice President and Chief Operating
                                                                Officer - Paper Products
David Schenker                       34                         Executive Vice President and Chief Operating
                                                                Officer - File and Storage Products
Daniel J. Regan                      55                         Vice President and Chief Financial Officer

         James L. Dorman. Mr. Dorman is currently a member of the Board of Directors of the Company and serves as Chairman of the Board. He also is the Chairman of the Board, President and Chief Executive Officer of Intercontinental Trading, Ltd., a position he has held since 1984. Intercontinental Trading specializes in assisting smaller companies with importing and exporting issues. In addition, Mr. Dorman is the Chairman and Chief Executive Officer of Amalga Composites, Inc., a position he has held since 1989. Amalga designs, engineers and manufacturers composite component parts. Mr. Dorman also is a shareholder, director and officer of Panint Electric Ltd. of Hong Kong, a developer and manufacturer of consumer home products.

         William T. Graham. Mr. Graham is currently a director of the Company and was a shareholder, officer and director and co-founder of Uniek, Inc. from 1987 until July 1998. Uniek, Inc. is engaged in the business of crafts, photo frames and photo albums which are distributed to the mass market and office superstores. Mr. Graham sold his interest in Uniek, Inc. in July, 1998. In 1949, Mr. Graham founded W.T. Rogers, Inc. ("W.T. Rogers"). Under Mr. Graham's leadership, W.T. Rogers became a leading manufacturer and supplier of office products to mass market retailers and office superstores. In 1991, the year before W.T. Rogers was merged with a wholly-owned subsidiary of Newell, Inc., its sales had reached $45,000,000 annually.

         C. Joseph Barnette. Mr. Barnette is currently a director of the Company. He is the co-founder and President of Kent Adhesive Products Company ("KAPCO"), a privately held adhesive products company, a position he has held since KAPCO's beginning in 1972.

         Brian P. Sullivan. Mr. Sullivan is the Company's Executive Vice President and Chief Operating Officer - Paper Products, a position he has held since April 2000. Previously, Mr. Sullivan served as the Vice President and General Manager, Consumer Products Division, of Domtar Papers, a division of Domtar, Inc., the seventh largest North American forest products company, from 1997 until joining the Company in March of 2000. Prior to 1997, Mr. Sullivan was employed by Rolodex Corporation, an office products company, as the Vice President of Sales.

         David Schenker. Mr. Schenker is the Company's Executive Vice President and Chief Operating Officer - File and Storage Products, a position he has held since June 1999. Previously, he was employed as Vice President of Office Products for Steelworks, Inc., an office products company, from 1997 until joining the Company in 1999. Mr. Schenker also served as the Executive Vice President of Retail

Marketing Services, Inc., an office products company, from 1995 to 1997, and prior to that as National Account Manager for At-A Glance Group, an office products company, from 1994-1995. Mr. Schenker also served as Northern Regional Sales Manager at Success Business Industries, Inc., an office products company, from 1990 to 1994.

         Daniel J. Regan. Mr. Regan is the Company's Vice President and Chief Financial Officer, a position he has held since April 2000. Previously, Mr. Regan served as the President of Executive/Financial Management Services, a consulting company, from 1990 until joining the Company in 2000. During that time Mr. Regan acted as executive manager serving clients in various manufacturing industries and financial services. Previously, Mr. Regan served as an executive officer of several companies.

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

EMPLOYMENT AGREEMENTS

         The Company has entered into an Executive Restated Employment Agreement with James L. Dorman effective as of May 13, 2000 (the "Restated Employment Agreement"), which restates a prior employment agreement with Mr. Dorman effective April 16, 1999. Pursuant to the Restated Employment Agreement, Mr. Dorman is entitled to receive a base salary of $170,000 per year or such greater amount as the Board or the appropriate committee thereof may from time-to-time determine. In addition, Mr. Dorman is entitled an option to purchase 250,000 shares of Common Stock at a price of $.40 per share, with such option being immediately vested. Under the terms of the Restated Employment Agreement, Mr. Dorman's employment shall continue until April 17, 2003 or until terminated according to the terms of the Restated Employment Agreement.

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

                                                                                          LONG TERM COMPENSATION
                                                     ANNUAL COMPENSATION                          AWARDS
                                                -----------------------------            -------------------------
                                                                              OTHER
                               YEAR                                           ANNUAL
 NAME AND PRINCIPAL            ENDED                                          COMPEN-    SECURITIES UNDERLYING
     POSITION                  MARCH 31        SALARY        BONUS            SATION            OPTIONS
     --------                  ---------       ------        -----            ------            -------
James L. Dorman,                 2000            $72,520          --             --             800,000
Chairman & CEO                   1999                 --          --             --                  --
                                 1998                 --          --             --                  --

Richard Gockelman,               2000           $118,277          --             --                  --
Former President and             1999           $102,698          --             --             100,000
CEO                              1998                 --          --             --                  --

                        OPTION GRANTS IN FISCAL YEAR 2000

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF                                           ASSUMED ANNUAL RATES OF STOCK
                                  SECURITIES                                              PRICE APPRECIATION FOR
                                  UNDERLYING      EXERCISE OR                                   OPTION TERM
                               OPTION GRANTED     BASE PRICE                          -------------------------------
NAME                                 (#)            ($/SH)        EXPIRATION DATE          5%              10%
----                           --------------       ------        ---------------          --              ---
James L. Dorman                    500,000           $0.50            4/16/09           $137,832         $339,478
                                   300,000           $0.30            4/16/09             49,620          122,215

EMPLOYEE BENEFIT PLANS

         Stock Option Plans

         The Company's 1999 Stock Option Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options for the purchase of an aggregate of 4,500,000 shares of common stock, subject to adjustment for stock splits and similar capital changes. Employees and, in the case of non-qualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. The Board has the authority to determine the terms of options granted under the plan, including the price which will not be less than the fair market value at the time of grant in the case of incentive stock options. As of March 31, 2000, the Company had options outstanding to purchase 1,810,000 shares of common stock under the 1999 Stock Option Plan.

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

                                                             NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED                     PERCENT OWNED
------------------------------------                         ------------------                     -------------
Sandra J. Martin   (1)                                               3,000,000                           7.8%
4918 Femrite Drive
Madison, WI  53716

William T. Graham                                                    5,447,333                          14.2%
4918 Femrite Drive
Madison, WI  53716

James L. Dorman   (2)                                                3,206,181                           8.4%
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

C. Joseph Barnette   (3)                                               363,338                            *
1000 Cherry St.
Kent, OH  44240-7520

David Schenker   (4)                                                   233,333                            *
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

------------------------------------------------------------       -----------                         --------
Total Executive Officers and Directors as a Group                    9,250,185                          24.1%
(4 persons)   (5)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes (the "Notes"). One $50,000 Note was issued to Mr. James L. Dorman, the Company's President, Chief Executive Officer and Chairman of the Board, and one $50,000 Note was issued to William T. Graham, a Director of the Company. The Notes bear interest at a rate equal to the prime rate (as determined by U.S. Bank National Association ("U.S. Bank")) plus two percent (2%) per annum. The Notes are convertible into shares of the Company's Common Stock at $0.3927 per share. The Notes were paid in full for cash during fiscal year 2000.

         On April 19, 2000, the Company issued a $1,000,000 subordinated note to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, with the proceeds used to assist in acquiring certain assets of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada. The note bore interest at the U.S. Bank's prime lending rate, and was subordinate to the Company's senior indebtedness to U.S. Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to Mr. Dorman to purchase 100,000 shares of Common Stock at $0.45 per share until April 30, 2002.

         The Company leases a warehouse from Mr. William T. Graham, a Director of the Company, under the terms of a lease until December 31, 2000. The lease is extendable by the Company in annual increments until December 31, 2004. Monthly rent under the terms of the lease, including taxes and utilities is approximately $4,500.

         The Company leases sales office space from Mr. James L. Dorman, President, Chief Executive Officer and Chairman of the Board of the Company, under the terms of a lease expiring December 31, 2002. Monthly rent under the lease ranges from $1,675 to $1,775.


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


         /s/ James L. Dorman                                      July 14, 2000
         -----------------------------------------------
         James L. Dorman
         Chief Executive Officer
         and Chairman of the Board


         /s/ William T. Graham                                    July 14, 2000
         -----------------------------------------------
         William T. Graham
         Director


         /s/ C. Joseph Barnette                                   July 14, 2000
         -----------------------------------------------
         C. Joseph Barnette
         Director


         /s/ Daniel J. Regan                                      July 14, 2000
         -----------------------------------------------
         Daniel J. Regan
         Vice President and Chief Financial Officer

                                                              GEOGRAPHICS, INC.
                                                              TABLE OF CONTENTS
                                                  MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


                                                                                                          PAGE

INDEPENDENT AUDITORS' REPORT................................................................................1

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





Chartered Accountants


Vancouver, Canada
July 13, 2000

                                                              GEOGRAPHICS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                        MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


                                     ASSETS

                                                                                2000               1999
                                                                          ----------------    ---------------


                                                                                                 (Note 3)

CURRENT ASSETS
    Cash and cash equivalents                                             $        360,612    $       130,967
    Accounts receivable
       Trade receivables, net of allowance for doubtful
          accounts, sales returns and cash discounts of
          $1,587,469 in 2000 and $896,663 in 1999                                6,053,810          3,048,755
       Other receivables                                                            25,555            261,091
    Inventory, net of allowance for obsolete inventory
       of $583,358 in 2000 and $861,871 in 1999                                  5,301,171          3,532,684
    Prepaid expenses, deposits, and other current assets                           562,244            853,357
                                                                          ----------------    ---------------
          Total current assets                                                  12,303,392          7,826,854

PROPERTY, PLANT AND EQUIPMENT, net                                               9,304,864          9,945,634

OTHER ASSETS                                                                       759,188            367,501
                                                                          ----------------    ---------------

TOTAL ASSETS                                                              $     22,367,444    $    18,139,989
                                                                          ================    ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Bank overdrafts                                                       $        259,551    $       253,425
    Note payable to bank                                                         5,764,627          4,896,912
    Accounts payable                                                             3,699,532          2,961,079
    Accrued liabilities                                                          2,083,523          2,896,332
    Current portion of long-term debt                                            1,368,212          3,072,601
                                                                          ----------------    ---------------
          Total current liabilities                                             13,175,445         14,080,349

LONG-TERM DEBT                                                                   3,539,926          3,776,432
                                                                          ----------------    ---------------
          Total liabilities                                                     16,715,371         17,856,781
                                                                          ----------------    ---------------

STOCKHOLDERS' EQUITY
    No par value common stock - 100,000,000 authorized; 26,965,589 and
        9,857,252 issued and outstanding in 2000 and 1999, respectively         20,844,881         15,769,018
    Additional paid-in capital                                                     132,944                  -
    Accumulated other comprehensive income                                        (233,318)          (157,223)
    Accumulated deficit                                                        (15,092,434)       (15,328,587)
                                                                          ----------------    ---------------
          Total stockholders' equity                                             5,652,073            283,208
                                                                          ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     22,367,444    $    18,139,989
                                                                          ================    ===============

COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS




See accompanying notes to these consolidated financial statements.            2
-------------------------------------------------------------------------------

                                                              GEOGRAPHICS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



                                                                   2000              1999                1998
                                                            ---------------     ---------------    ----------------
                                                                                  As Restated        As Restated
                                                                                   (Note 3)            (Note 3)

SALES
  Sales                                                     $    32,019,946     $    23,127,452    $     25,884,553
  Less sales returns and allowances                               4,765,164           3,072,438           3,868,653
                                                            ---------------     ---------------    ----------------
        Net sales                                                27,254,782          20,055,014          22,015,900

COST OF SALES                                                    18,998,712          11,931,097          21,035,139
                                                            ---------------     ---------------     ---------------
     Gross margin                                                 8,256,070           8,123,917             980,761

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      7,575,929          11,290,080           9,070,006
                                                            ---------------     ---------------    ----------------
     Income (loss) from operations                                  680,141          (3,166,163)         (8,089,245)
                                                            ---------------     ---------------    ----------------

OTHER INCOME (EXPENSE)
  Other income                                                      484,792                   -                   -
  Miscellaneous expense                                                   -              31,291             (38,365)
  Loss on sales of property and equipment                            (1,462)           (126,121)           (159,406)
  Interest expense                                                 (927,318)         (1,220,695)         (1,413,219)
                                                            ---------------     ---------------    ----------------
     Total other income (expense)                                  (443,988)         (1,315,525)         (1,610,990)
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        236,153          (4,481,688)         (9,700,235)

DISCONTINUED OPERATIONS
  Income from operations of Core Business                                 -             110,476             973,091
  Gain on disposal of Core Business, net of
     alternative minimum tax of $50,000                                   -           5,350,286                   -
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                            -           5,460,762             973,091
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS)                                           $       236,153     $       979,074    $     (8,727,144)
                                                            ===============     ===============    ================



BASIC EARNINGS (LOSS) PER SHARE
  Income (Loss) from continuing operations                  $          0.01     $         (0.45)   $         (1.01)
  Discontinued operations                                                 -                0.55                0.10
                                                            ---------------     ---------------    ----------------
  Net income (loss)                                         $          0.01     $          0.10    $         (0.91)
                                                            ===============     ===============    ===============



DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) from continuing operations                  $          0.01     $         (0.45)   $         (1.01)
  Discontinued operations                                                 -                0.55                0.10
                                                            ---------------     ---------------    ----------------
  Net income (loss)                                         $          0.01     $          0.10    $         (0.91)
                                                            ===============     ===============    ===============



SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE
  Basic                                                          19,442,115           9,857,252           9,626,335
                                                            ===============     ===============    ================
  Diluted                                                        20,599,160           9,857,252           9,626,335
                                                            ===============     ===============    ================






See accompanying notes to these consolidated financial statements.            3
-------------------------------------------------------------------------------

                                                              GEOGRAPHICS, INC.
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                                                  Accumulated
                                                           Common stock            Additional      Retained         Other
                                                   ----------------------------     paid-in        Earnings      Comprehensive
                                                       Shares         Amount        Capital        (Deficit)     Income (Loss)
                                                   -------------   ------------   -----------    -------------   -------------
BALANCE, March 31, 1997                               9,467,877    $15,574,018    $         -    $ (7,580,517)   $    (76,478)
Comprehensive income
    Net income (loss)                                         -              -              -      (8,727,144)             -
    Foreign currency translation adjustment                   -              -              -               -         110,377

          Total other comprehensive income                    -              -              -               -               -

    Comprehensive income                                      -              -              -               -               -
Issuance of common stock                                389,375        195,000              -               -               -
                                                   ------------    -----------    -----------    ------------    ------------

BALANCE, March 31, 1998 As Restated (Note 3)          9,857,252    $15,769,018    $         -    $(16,307,661)   $     33,899
                                                   ============    ===========    ===========    ============    ============
Comprehensive income
    Net income (loss)                                         -              -              -         979,074               -
    Foreign currency translation adjustment                   -              -              -               -        (191,122)

          Total other comprehensive income                    -              -              -               -               -

    Comprehensive income                                      -              -              -               -               -
                                                   ------------    -----------    -----------    ------------    ------------

BALANCE, March 31, 1999 As Restated (Note 3)         9,857,252     $15,769,018    $         -    $(15,328,587)   $   (157,223)
                                                   ===========     ===========    ===========    ============    ============


Comprehensive income
    Net income (loss)                                        -               -              -         236,153

    Foreign currency translation adjustment                  -               -              -               -         (76,095)

          Total other comprehensive income                   -               -              -               -               -

    Comprehensive income
Stock-based compensation awards                              -               -        132,944               -               -
Issuance of common stock                            17,108,337       5,075,863
                                                   -----------     -----------    -----------    ------------    ------------

BALANCE, March 31, 2000                             26,965,589     $20,844,881    $   132,944    $(15,092,434)   $   (233,318)
                                                   ===========     ===========    ===========    ============    ============


                                                       Total                 Total
                                                    Stockholders'        Comprehensive
                                                      Equity                Income
                                                    ------------       -----------------
BALANCE, March 31, 1997                              $  7,917,023
Comprehensive income
    Net income (loss)                                  (8,727,144)       $   (8,727,144)
    Foreign currency translation adjustment               110,377                110,377
                                                                         ---------------
          Total other comprehensive income                      -                110,377
                                                                         ---------------
    Comprehensive income                                        -        $    (8,616,767)
Issuance of common stock                                  195,000        ===============
                                                     ------------

BALANCE, March 31, 1998 As Restated (Note 3)         $   (504,744)
                                                     ============
Comprehensive income
    Net income (loss)                                     979,074        $       979,074
    Foreign currency translation adjustment              (191,122)              (191,122)
                                                                         ---------------
          Total other comprehensive income                      -               (191,122)
                                                                         ---------------
    Comprehensive income                                        -                787,952
                                                     ------------        ===============

BALANCE, March 31, 1999 As Restated (Note 3)         $    283,208
                                                     ============


Comprehensive income
    Net income (loss)                                     236,153        $       236,153
    Foreign currency translation adjustment               (76,095)               (76,095)
                                                                         ---------------
          Total other comprehensive income                      -                (76,095)
                                                                         ---------------
    Comprehensive income                                                 $       160,058
Stock-based compensation awards                           132,944        ===============
Issuance of common stock                                5,075,863
                                                     ------------

BALANCE, March 31, 2000                              $  5,652,073
                                                     ============






See accompanying notes to these consolidated financial statements.            4
-------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------




                                                                     2000             1999               1998
                                                                --------------   ---------------  -----------------
                                                                                   As Restated       As Restated
                                                                                     (Note 3)         (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $   236,153       $   979,074      $(8,727,144)

Adjustments to reconcile net income to net
cash flows from operating activities
    Depreciation and amortization                                   1,329,517         2,855,906        1,849,706
    Gain on sale of Core business                                           -        (5,350,286)
    Loss on sales and disposal of property and equipment                1,462           126,121          159,406
    Stock-based compensation                                          132,944                 -          195,000
Changes in noncash operating assets and liabilities
    Trade receivables                                              (3,005,055)        1,096,906        2,508,840
    Other receivables                                                 235,536          (113,041)         845,193
    Inventory                                                      (1,768,487)        2,395,474        2,694,366
    Prepaid expenses, deposits and other current assets               291,113          (122,050)         162,176
    Accounts payable                                                  738,453          (324,388)         863,699
    Accrued liabilities                                              (812,809)          157,412          593,889
                                                                  -----------       -----------      -----------

          Net cash flows from operating activities                 (2,621,173)        1,701,128        1,145,131
                                                                  -----------       -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in (repayment of) bank overdrafts                          6,126           (48,291)        (165,729)
    Net borrowings (repayment of) on note payable to bank           1,867,715        (6,403,896)       2,651,418
    Repayment of long-term debt                                    (2,940,895)       (1,354,565)      (1,790,535)
    Repayments of notes payable to officer/directors                        -                           (850,000)

    Proceeds from issuance of common stock                          4,875,583                 -                -
    Foreign currency translation                                      (75,017)         (191,122)         110,377
                                                                  -----------       -----------      -----------
       Net cash flows from financing activities                     3,733,512        (7,997,874)         (44,469)
                                                                  -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of Core business                                 -         6,448,073                -
    Purchase of plant and equipment                                  (444,479)         (308,980)      (1,933,911)
    Purchase of Innovative Storage Design assets                      (60,883)                -                -
    Proceeds from sales of equipment                                   14,355                 -           75,000
    (Increase) decrease in other assets                              (391,687)          (27,458)         665,570
                                                                  -----------       -----------      -----------

       Net cash flows from investing activities                      (882,694)        6,111,635       (1,193,341)
                                                                  -----------       -----------      -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                               229,645          (185,111)         (92,679)

CASH AND CASH EQUIVALENTS, beginning of year                          130,967           316,078          408,757
                                                                  -----------       -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                            $   360,612       $   130,967      $   316,078
                                                                  ===========       ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment                $   135,982                 -      $ 2,199,088
                                                                  ===========       ===========      ===========

    Issuance of stock-based compensation awards                       132,944                 -          195,000
                                                                  ===========       ===========      ===========
    Issuance of common stock for Innovative Storage
      Design assets                                                   200,280                 -                -
                                                                  ===========       ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                        $   875,272       $ 1,044,421      $ 1,659,150
                                                                  ===========       ===========      ===========





See accompanying notes to these consolidated financial statements.            5
-------------------------------------------------------------------------------

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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's non-U.S. subsidiaries is the applicable local currency. The translation of the applicable foreign currency denominated financial statements into the Company's functional currency, U.S. dollars, is calculated for assets and liabilities at the exchange rates in effect as of the balance sheet dates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded as other comprehensive income within the statement


                                                                              6
-------------------------------------------------------------------------------
        of stockholders' equity. Other translation adjustments and transaction gains and losses are reported in net income in the period they are realized.

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






                                                                              7
-------------------------------------------------------------------------------

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

        RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.




                                                                              8
-------------------------------------------------------------------------------

NOTE  3 - RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS

The Company has restated its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of the adjustments and reclassifications described in (a)-(h) below:





                                                 As Previously                                                     As
                                                   Reported            Adjustments                              Restated
                                                   --------            -----------                              --------

At March 31, 1999:


  Accounts receivable, net                     $  3,187,527        $   (138,772)  (a)                        $  3,048,755

  Current assets                                  7,965,626            (138,772)  (a)                           7,826,854

  Total Assets                                   18,278,761            (138,772)  (a)                          18,139,989


                                                                                                                     --
  Accrued Liabilities                             2,496,178             400,154   (c)(d)(e)(f)(g)               2,896,332

  Current Liabilities                            13,680,195             400,154   (c)(d)(e)(f)(g)              14,080,349

  Total Liabilities                              17,456,627             400,154   (c)(d)(e)(f)(g)              17,856,781

  Accumulated Deficit                           (14,789,661)           (538,926)  (a)(c)(d)(e)(f)(g)          (15,328,587)

  Stockholders' Equity                              822,134            (538,926)  (a)(c)(d)(e)(f)(g)              283,208

  Total Liabilities and Stockholders' Equity   $ 18,278,761        $   (138,772)                             $ 18,139,989




                                                 As Previously                                                     As
                                                   Reported            Adjustments                              Restated
                                                   --------            -----------                              --------

For the year ended March 31, 1999:


  Sales returns and allowances                  $  3,890,390       $   (817,952)   (a)(b)(h)                  $  3,072,438

  Net sales                                       19,237,062            817,952    (a)(b)(h)                    20,055,014

  Gross margin                                     7,305,965            817,952    (a)(b)(h)                     8,123,917

  Selling, general and administrative
    expenses                                       9,086,546          2,203,534    (c)(d)(e)(f)(h)              11,290,080

  Income (loss) from operations                   (1,780,581)        (1,385,582)   (a)(b)(c)(d)(e)(f)(h)        (3,166,163)

  Income (loss) from continuing
    operations                                    (3,096,106)        (1,385,582)   (a)(b)(c)(d)(e)(f)(h)        (4,481,688)

  Gain and disposal of Core Business               5,497,104           (146,818)   (g)                           5,350,286

  Income before effect of accounting
    change                                         2,511,474         (1,532,400)                                   979,074

  Cumulative effect of Accounting Change          (1,071,000)         1,071,000    (f)                                --

  Net Income                                       1,440,474           (461,400)                                   979,074

  Basic and diluted earnings (loss) per
    share                                       $       0.15       $                                          $       0.10





                                                                              9
-------------------------------------------------------------------------------



                                                       As Previously                                                 As
                                                         Reported          Adjustments                            Restated
                                                         --------          -----------                            --------

For the year ended March 31, 1998:

    Sales returns and allowances                          5,908,263         (2,039,610)  (a)(b)(h)               3,868,653

    Net sales                                            19,976,290          2,039,610   (a)(b)(h)              22,015,900

    Gross Margin                                         (1,058,849)         2,039,610   (a)(b)(h)                 980,761

    Selling, general and administrative
      expenses                                            6,952,870          2,117,136   (h)                     9,070,006
    Income (loss) from Operations                        (8,011,719)           (77,526)  (a)(b)(h)              (8,089,245)

    Income (loss) from continuing
      operations                                         (9,622,709)           (77,526)                         (9,700,235)
    Net Income (Loss)                                    (8,649,618)           (77,526)                         (8,727,144)

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








                                                                             10
-------------------------------------------------------------------------------

     (f) The Company provides display racks to customers for use in stores to display its products. The Company's accounting practice was to capitalize such racks and depreciate the racks over a five year period. The Company conducted a review of the rack program and decided to change its accounting for racks by expensing them as they are purchased. This change was made because the Company's rapid growth and deployment of new racks made it difficult to maintain detailed accounting records to assure continued control and measurement of recorded amounts. And, the increasing pace of change in business and adoption of new selling techniques increased the probabilities that such racks would be rendered obsolete much earlier. Accordingly, the Company eliminated racks as an asset and expensed the balance that had not yet been depreciated of $1,071,000. This amount was previously written off in the fourth quarter of the fiscal year ended March 31, 1999. In the corrected financial statements for the fiscal year ended March 31, 1999, the amount written off has been reclassified as an element of results from operations within the category selling, general and administrative expenses.
     (g) In connection with the sale of its sign business in the year ended March 31, 1999, the Company mistakenly received $146,818 in escrowed amounts that it was not entitled to. The Company initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, the Company did not make a reserve for the potential return of the funds. This resulted in an overstatement of the gain on disposal of Core Business for the year ended March 31, 1999 of $146,818.
     (h) Reflects a reclassification of "back-end selling expenses" or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the years ended March 31, 1998 and 1999 in the amounts of $2,117,136 and $1,103,724 respectively.






















                                                                             11
-------------------------------------------------------------------------------

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

       Summarized results of operations for the Core Business for fiscal years 1999 and 1998 are as follows:


                                                                                             1999             1998
                                                                                        -----------------------------


        Net sales                                                                       $      751,539  $   6,598,881
                                                                                        ==============  =============
        Operating income                                                                $      139,035  $   1,222,688
                                                                                        ==============  =============
        Income from discontinued operations                                             $      110,476  $     973,091
                                                                                        ==============  =============


NOTE 5 - INVENTORIES

         Inventories at March 31, 2000 and 1999 consisted of the following:

                                                                                             2000            1999
                                                                                        --------------  -------------
        Raw materials                                                                   $      619,463  $     513,090
        Work-in-progress                                                                     1,096,799        671,946
        Finished goods                                                                       4,168,267      3,209,519
                                                                                        --------------  -------------
                                                                                             5,884,529      4,394,555
        Less allowance for obsolete inventory                                                  583,358        861,871
                                                                                        --------------  -------------
                                                                                        $    5,301,171  $   3,532,684
                                                                                        ==============  =============







                                                                            12
-------------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:


        As of March 31, 2000
        --------------------                                                              Accumulated
                                                                                         Depreciation
                                                                                              And         Net Book
                                                                             Cost        Amortization       Value
                                                                             ----        ------------       -----
        Land                                                            $     114,563  $       -        $     114,563
        Buildings                                                           3,881,071       1,037,638       2,843,433
        Machinery & equipment                                               3,488,224       2,085,411       1,402,813
        Machinery & equipment under capital lease                           7,162,416       2,518,975       4,643,441
        Computers and software                                                312,086         134,934         177,152
        Vehicles                                                              240,837         138,995         101,842
        EDP installation-in-progress                                           21,620          -               21,620
                                                                        -------------  --------------   -------------
                                                                        $  15,220,817  $    5,915,953   $   9,304,864
                                                                        =============  ==============   =============




        As of March 31, 1999
        --------------------                                                              Accumulated
                                                                                         Depreciation
                                                                                              And         Net Book
                                                                             Cost        Amortization       Value
                                                                             ----        ------------       -----
        Land                                                            $     114,563  $       -        $     114,563
        Buildings                                                           3,874,478         944,568       2,929,910
        Machinery & equipment                                               3,207,792       1,638,057       1,569,735
        Machinery & equipment under capital lease                           7,000,573       1,850,064       5,150,509
        Computers and software                                                111,428          61,596          49,832
        Vehicles                                                              106,452          84,789          21,663
        EDP installation-in-progress                                          109,422          -              109,422
                                                                        -------------  --------------   -------------
                                                                        $  14,524,708  $    4,579,074   $   9,945,634
                                                                        =============  ==============   =============


NOTE 7 - OTHER ASSETS


                                                                                             2000            1999
                                                                                        --------------  -------------
        Deferred finance costs and other                                                $      627,453  $     233,266
        Trademarks                                                                             131,735        134,235
                                                                                        --------------  -------------
                                                                                        $      759,188  $     367,501
                                                                                        ==============  =============






                                                                              13
--------------------------------------------------------------------------------

NOTE 8 - FINANCING ARRANGEMENTS


                                                                                             2000            1999
                                                                                        --------------  -------------
        Installment notes payable to a bank, fixed interest rates ranging from
        8.825% to 10%, payable in monthly installments through November 2010, collateralized by real estate.
                                                                                        $       -       $   2,018,898
        Capital lease obligations collateralized by certain equipment and fixtures,
        with imputed interest at rates ranging from 8.25% to 11.42%.                         3,908,138      4,808,964

        Installment notes payable to banks, interest rates ranging from fixed at
        9.75% to variable rates from prime plus 1% to prime plus 1.5%, payable in
        monthly installments through October 2000, collateralized by certain                    -              21,171
        equipment.
                                                                                             3,908,138      6,849,033
        Less current portion                                                                (1,368,212)    (3,072,601)
                                                                                        --------------  -------------
                                                                                        $    2,539,926  $   3,776,432
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
                                                                                        ==============




                                                                              14
--------------------------------------------------------------------------------

NOTE 9 - FEDERAL INCOME TAXES

        The provision (benefit) for income taxes consists of the following:


                                                                             2000            1999            1998
                                                                        --------------  --------------  --------------
        Current provision (benefit)                                     $      -        $      -        $      -
        Deferred provision (benefit)                                           -               -               -
                                                                        --------------  --------------  --------------
               Total income tax provision (benefit)                     $      -        $      -        $      -
                                                                        ==============  ==============  ==============

        Income taxes are allocated between continuing and discontinued operation as follows:


                                                                             2000            1999            1999
                                                                        --------------  --------------  --------------
        Total income tax provision (benefit)                            $      -        $      -        $      -
        Amounts applicable to discontinued operations                          -               -               -
                                                                        --------------  --------------  --------------
               Taxes allocated to continuing operations                 $      -        $      -        $      -
                                                                        ==============  ==============  ==============


        The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:


                                                           2000                     1999                     1998
                                                 -------------------------------------------------------------------------
                                                     Amount          %        Amount          %         Amount        %
                                                 ------------   ---------  -----------   ---------  ------------  --------
           Tax expense (benefit) at statutory
               rate on continuing operations     $     80,240      34.0    $ (1,524,000)   (34.0)%  $(3,298,000)   (34.0)%
           Exercise of stock options
               and warrants                                                       -          -          367,000      3.8
           Other differences, net                     (80,240)    (34.0)        240,000      5.4        548,000      5.6
           Change in valuation allowance
               for deferred tax assets                  -            -         (573,000)   (12.8)     2,053,000     21.1
           Alternative minimum tax allocated
               to discontinued operations               -            -            -          -            -           -
           Benefit absorbed by income from
               discontinued operations                  -            -        1,857,000     41.4        330,000      3.5
                                                 ------------   --------   ------------  -------    -----------   ------
               Total income tax provision
                  (benefit)                      $      -            -  %  $      -          -  %   $     -          -  %
                                                 ============   ========   ============  =======    ===========   ======

        The significant components of deferred income tax expense (benefit) are as follows:


                                                                             2000            1999            1998
                                                                         -----------      -----------      -----------
           Change in valuation allowance for deferred tax assets         $   159,000      $  (592,000)     $ 2,053,000
           Depreciation of plant and equipment                              (229,000)        (138,000)         302,000
           Amortization of goodwill and intangibles                            3,000           78,000           17,000
           Change in allowance for doubtful accounts                         (45,000)          79,000         (259,000)
           Inventory differences                                             (52,000)         (24,000)         239,000
           Effect of net operating loss carryforwards                           -             593,000       (2,340,000)
           Other differences, net                                            164,000            4,000          (12,000)
                                                                         -----------      -----------      -----------
        Total deferred income tax expense (benefit)                      $      -         $      -         $      -
                                                                         ===========      ===========      ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                           2000             1999           1998
                                                                       -----------      -----------      -----------
        Deferred Tax Assets
           Net operating losses                                        $ 4,970,000      $ 4,970,000      $ 5,570,000
           Inventory, principally due to additional cost
              inventoried for tax purposes and financial                   312,000          260,000          236,000
              statement allowances
           Goodwill and intangible assets, principally due to
              amortization differences                                     150,000          254,000          332,000
           Accruals for financial reporting purposes                       116,000           30,000             -
           Alternative minimum tax credit carryforwards                     83,000           83,000           70,000
           Accounts receivable, due to allowance for doubtful
              accounts                                                     283,000          238,000          317,000
           Other differences, net                                             -              22,000           62,000
                                                                       -----------      -----------      -----------
                Net deferred tax assets                                  5,914,000        5,857,000        6,587,000

        Deferred Tax Liabilities
           Plant and equipment, principally due to depreciation
              differences                                                  520,000          622,000          760,000
                                                                       -----------      -----------      -----------
                Net deferred tax assets before valuation allowance       5,394,000        5,235,000        5,827,000
           Valuation allowance                                          (5,394,000)      (5,235,000)      (5,827,000)
                                                                       -----------      -----------      -----------
                Net deferred tax assets                                $      -         $      -         $      -
                                                                       ===========      ===========      ===========

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

        The following assumptions were used to estimate the fair value of the options:


                                                                                      2000             1999
                                                                                     ------          -------
        Risk-free interest rate                                                        5.06%           5.19%
        Dividend yield rate                                                             -  %            -  %
        Price volatility                                                                 99%            205%
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

        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma earnings is shown below:

        Pro forma disclosures


                                                                                             2000              1999
                                                                                      -------------------------------
        Net income (loss) as reported                                                 $     236,153      $    979,074
        Additional compensation expense for fair value of stock options               $     156,618      $     36,000
          Pro forma net income                                                        $      79,535      $    943,074

        Pro forma earnings per share

          Basic                                                                       $      -           $       0.10
          Diluted                                                                     $      -           $       0.10

        The changes in stock options outstanding are as follows:


                                                                   Nonqualified            Weighted
                                                                   Common Stock          Option Price
                                                                      Options              Per Share
                                                                 -------------           ------------
        BALANCE, March 31, 1998 and 1997                               173,500            $    2.18
           Granted                                                     100,000                 0.47
           Exercised                                                   -                         -
           Expired                                                     (10,000)                0.83
                                                                 -------------
        BALANCE, March 31, 1999                                        263,500                 1.51
           Granted                                                   1,710,000                 0.41
           Exercised                                                   -                         -
           Expired                                                    (163,500)                2.14
                                                                 -------------
        BALANCE, March 31, 2000                                      1,810,000            $    0.41
                                                                 =============



                                              Options Outstanding                      Options Exercisable
                               -----------------------------------------------     -----------------------------
                                                    Weighted
                                                     Average          Weighted                          Weighted
              Range of                              Remaining          Average                           Average
              Exercise             Number          Contractual        Exercise         Number           Exercise
               Prices            Outstanding          Life              Price        Exercisable          Price
       ---------------------  ---------------  ----------------- ---------------- ---------------  ------------
              Up to $0.50         1,810,000       9.175 years         $0.41             638,618         $0.40

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

       Effective November 17, 1999, the Company issued warrants to Culverwell & Co. to purchase 135,000 shares of common stock at an exercise price of $.33 1/3 per share, exercisable until August 31, 2001. These warrants remain outstanding at March 31, 2000.

WARRANTS

       In addition, warrants to purchase 1,395,121 shares of common stock at $6.50 per share were outstanding at March 31, 2000. These warrants expired as of June 1, 2000.


NOTE 11 - EARNINGS (LOSS) PER SHARE

        The numerators and denominators of basic and diluted earnings (loss) per share are as follows:


                                                                     2000             1999               1998
                                                              ----------------   ---------------  ---------------
        Net income (loss) (numerator)                         $        236,153   $       979,074  $    (8,727,144)
                                                              ================   ===============  ===============
        Shares used in the calculation (denominator)
          Weighted average shares outstanding                       19,442,115         9,857,252        9,626,335
          Effect of dilutive stock options and warrants              1,157,045               -                -
                                                              ----------------   ---------------  ---------------
          Diluted shares                                            20,599,160         9,857,252        9,626,335
                                                              ================   ===============  ===============

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









                                                                              18
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS

        On April 29, 1999, the Company issued an aggregate of $100,000 in convertible subordinated notes. One director and the Company's Chief Executive Officer, who is also a director, were issued $50,000 notes each, with the proceeds used to fund the Company's operations. The notes bear interest at 2.0% above the U.S. Bank's prime lending rate, and the notes are subordinated to the Company's senior indebtedness to U.S. Bank. The notes are also convertible into shares of the Company's common stock at $0.3927 per share. The notes were repaid in full for cash during 2000.

        On April 19, 2000, the Company issued a $1,000,000 subordinated note to the Company's Chief Executive Officer, with the proceeds used to assist in acquiring certain assets of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada. The note bore interest at U.S. Bank's prime lending rate, and the note was subordinated to the Company's senior indebtedness to U.S. Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to purchase 100,000 shares of common stock at $0.45 per share until April 30 2002.

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


                                                                                   Fiscal Year
                                                               -------------------------------------------------
        Net sales to domestic and foreign customers                  2000             1999            1998
                                                               ---------------   ---------------  --------------
          North America                                        $    23,602,305   $    16,488,463  $   19,822,459
          United Kingdom                                             2,152,093         1,021,474         613,192
          Other European Countries                                      -              1,054,000         584,000
          Australia                                                  1,499,884         1,491,077         996,249
                                                               ---------------   ---------------  --------------
              Total                                            $    27,254,782   $    20,055,014  $   22,015,900
                                                               ===============   ===============  ==============
        Operating profit (loss)
          North America                                        $       937,632   $    (2,581,464) $   (7,559,298)
          United Kingdom                                              (344,869)         (550,609)       (489,263)
          Australia                                                     87,378           (34,090)        (40,684)
                                                               ---------------   ---------------  --------------
              Total                                            $       680,141   $    (3,166,163) $   (8,089,245)
                                                               ===============   ===============  ==============


                                                                                   Fiscal Year
                                                               ------------------------------------------------
                                                                     2000            1999            1998
                                                               --------------   --------------  --------------
        Long-lived assets
          United States                                        $    9,125,809   $    9,778,864  $   12,646,787
          Canada                                                      -                -                36,510
          United Kingdom                                              126,159          108,793         148,200
          Australia                                                    52,896           57,977          49,621
                                                               --------------   --------------  --------------
              Total                                            $    9,304,864   $    9,945,634  $   12,881,118
                                                               ==============   ==============  ==============

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


                                                                                                   Shares
                                                                                                   ------
                  James L. Dorman           CEO & Director                                       1,111,111

                  William Graham            Director                                             3,333,333
                                                                                                 ---------
                                                     Totals                                      4,444,444




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