Form 10-Q/A
period 1998-06-30
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three months ended June 30, 1998, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this amendment, and such information is not included as part of this Amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
           FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                                ON JUNE 29, 1998


PART I  FINANCIAL INFORMATION................................................................................1

        ITEM 1.         FINANCIAL STATEMENTS.................................................................1

        ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS....................................................................... ...1

                OVERVIEW.....................................................................................1

                        SEASONALITY..........................................................................2

                        QUARTERLY FLUCTUATIONS...............................................................2

                RESULTS OF OPERATIONS........................................................................2

                        SALES................................................................................2

                        GROSS MARGIN.........................................................................2

                        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................................2

                        INTEREST EXPENSE.....................................................................2

                LIQUIDITY AND CAPITAL RESOURCES..............................................................3

        ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................3

                FOREIGN CURRENCY.............................................................................3

                INFLATION....................................................................................3

        ITEM 6.         EXHIBIT AND REPORTS ON FORM 8-K......................................................4

SIGNATURES...................................................................................................4

INDEX TO FINANCIAL STATEMENTS............................................................................... 5

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

        OVERVIEW

        Geographics was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. The specialty papers group now constitutes the Company's principal business, with approximately 87% and 78% of the Company's total sales in the quarter ended June 30, 1998 and the fiscal year ended March 31, 1998, respectively, attributable to sales of Geopaper products. Primarily as a result of sales generated by the specialty papers group, the Company has experienced substantial growth, with total sales increasing from $6,900,875 during fiscal year 1994 to $25,884,553 for fiscal 1998, an increase of 275%.

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

        RESULTS OF OPERATIONS

        SALES. Sales decreased 18% to $5,793,832 in the quarter ended June 30, 1998 from $7,087,490 in the quarter ended June 30, 1997. Geopaper products were responsible for 87% of sales for the quarter ended June 30, 1998, compared to 76% for the same period a year earlier. Sales of Geopaper decreased 6% to approximately $5,042,293 from approximately $5,363,291 for the periods ended June 30, 1998 and June 30, 1997, respectively.

        Due to the fact that the Company sold its lettering and signage business during its first quarter, sales of the Company's lettering and signage products decreased 55% to approximately $751,539 for the quarter ended June 30, 1998 compared to approximately $1,724,109 for the quarter ended June 30, 1997.

        International sales of Geographics products were $1,746,621 for the quarter ended June 30, 1998, an increase of 4% over international sales of $1,684,119 for the quarter ended June 30, 1997. International sales of Geographics products represented 25% of the Company's total sales for the quarter ended June 30, 1998, compared to 23% of total sales for the same period in the prior year.

        GROSS MARGIN. Gross profit margin as a percentage of sales was 38% for the quarter ended June 30, 1998, compared to (2)% for the same period in the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, increased as a percentage of sales during the quarter ended June 30, 1998 to 33%, as compared to 30% during the same period in the prior year. The increase as a percentage of sales was primarily the result of increased costs associated with advertising and other rebates and promotions to key customers.

        INTEREST EXPENSE. The Company's interest expense for the quarter ended June 30, 1998 decreased 21% to $337,480 compared to $428,324 for the same period in the prior year. The decrease is mainly due to the $6.8 million pay-down of the credit line from the sale of the Core Business.


        LIQUIDITY AND CAPITAL RESOURCES

        As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1998, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended June 30, 1998, operating income totaled $264,884, and the Company experienced positive operating cash flows of $7,411,945.

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

        B. The following Current Reports on Form 8-K were filed by the Company during the period covered by this Report:

                1. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on this th day of July, 2000.


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

Consolidated Statements of Operations for the three months ended
June 30, 1998 and 1997                                                       F-2

Consolidated Statements of Cash Flows for the three months ended
June 30, 1998 and 1997                                                       F-3

Notes to Consolidated Financial Statements                                   F-5

                                GEOGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                     AS OF JUNE 30, 1998 AND MARCH 31, 1997



                                                            JUNE 30, 1998     MARCH 31, 1998
                                       ASSETS                (UNAUDITED)        (AUDITED)
                                                              Restated          Restated
CURRENT ASSETS
     Cash                                                    $    190,339    $    316,078
     Accounts receivable
       Trade receivables, net                                   3,492,837       4,145,660
       Other receivables                                          271,516         148,050
     Inventory, net of allowance for obsolete inventory
       of $586,000 June 30, 1998 and March 31, 1998             5,244,394       6,763,508
     Prepaid expenses, deposits, and other current assets         947,102         731,307
                                                             ------------    ------------
       Total current assets                                    10,146,188      12,104,603

PROPERTY, PLANT AND EQUIPMENT, NET                             12,480,662      12,881,118
OTHER ASSETS                                                      372,688         340,043
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 22,999,538    $ 25,325,764
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdrafts                                         $    198,943    $    301,716
     Note payable to bank                                       4,275,177      11,300,808
     Accounts payable                                           3,223,934       3,285,467
     Accrued liabilities                                        2,581,512       2,738,919
     Notes payable to officers and directors                         --              --
     Current portion of long-term debt                          3,350,344       3,350,344
                                                             ------------    ------------
       Total current liabilities                               13,629,910      20,977,254
                                                             ------------    ------------
LONG-TERM DEBT                                                  4,517,712       4,853,254
                                                             ------------    ------------
       Total liabilities                                       18,147,622      25,830,508
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     No par common stock--100,000,000 authorized,
       9,857,252 and 9,857,252 issued
       and outstanding at June 30, 1998 and March
       31, 1998, respectively                                  15,759,353      15,769,018
     Foreign currency translation adjustment                                       33,899
     Retained earnings (accumulated deficit)                  (10,907,437)    (16,307,661)
                                                             ------------    ------------
       Total stockholders' equity                               4,851,916        (504,744)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 22,999,538    $ 25,325,764
                                                             ============    ============


              See Accompanying Notes to These Financial Statements.

                             GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  JUNE 30
                                                                              1998          1997
                                                                            Restated
                                                                           -----------    -----------
SALES                                                                      $ 5,793,832    $ 7,087,490
COST OF SALES                                                                3,591,795      7,219,939
                                                                           -----------    -----------
     Gross margin                                                            2,202,037       (132,449)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 1,937,153      2,155,960
                                                                           -----------    -----------
     Income from operations                                                    264,884     (2,288,409)
OTHER INCOME (EXPENSE)
     Interest Expense                                                         (337,480)      (428,324)
     Other                                                                     (15,573)       (19,040)
                                                                           -----------    -----------
                                                                              (353,053)      (447,364)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                (88,169)    (2,735,773)

INCOME TAX PROVISION                                                              --             --

PROCEEDS FROM SALE OF CORE BUSINESS                                          5,510,762           --
                                                                           -----------    -----------
NET INCOME (LOSS)                                                          $ 5,422,593    $(2,735,773)
                                                                           ===========    ===========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     BASIC                                                                 $       .55    $     (0.29)
                                                                           ===========    ===========
     DILUTED                                                               $       .55    $     (0.29)
                                                                           ===========    ===========
SHARES USED IN COMPUTING EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     BASIC                                                                   9,857,252      9,467,877
                                                                           ===========    ===========
     DILUTED                                                                 9,857,252      9,467,877
                                                                           ===========    ===========


        See accompanying notes to these consolidated financial statements

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED JUNE 30
                                                                 1998           1997
                                                               Restated
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $ 5,422,593    $(2,735,773)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
OPERATING ACTIVITIES
     Depreciation and amortization                                432,261        428,205
     Deferred income taxes                                           --             --
     (Gain) loss on sales of property and equipment                  --            1,740
     Reserve for impairment on EDP installation-in-progress
Changes in Non-cash Operating Assets and Liabilities
     Trade receivables                                            652,823       (478,793)
     Related party receivables                                       --             --
     Other receivables                                           (123,466)       108,987
     Inventory                                                  1,519,114        755,698
     Prepaid expenses, deposits and other current assets         (248,440)      (336,962)
     Accounts payable                                             (61,533)     1,145,755
     Accrued liabilities                                         (181,407)         3,524
     Income tax payable                                              --             --
                                                              -----------    -----------
       Net cash flows from operating activities                 7,411,945     (1,107,619)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in bank overdrafts                                 (102,772)       331,314
     Net borrowings on note payable to bank                    (7,025,631)     2,598,835
     Proceeds from long-term debt borrowings                         --             --
     Repayment of long-term debt                                 (335,542)      (281,884)
     Repayments of notes payable to officers and directors           --         (850,000)
     Net Proceeds (costs) from issuance of common stock              --             (584)
     Foreign currency translation                                 (41,931)       (41,505)
                                                              -----------    -----------
       Net cash flows from financing activities                (7,505,876)     1,756,176
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of plant and equipment                              (31,808)      (674,956)
     Proceeds from sales of equipment                                --             --
     Net advances from (repayments to) partnerships                  --             --
     Change in other assets                                       (49,977)
                                                              -----------    -----------
       Net cash flows from investing activities                   (31,808)      (724,933)
                                                              -----------    -----------
NET CHANGE IN CASH                                               (125,739)       (76,376)
CASH, beginning of quarter                                        316,078        408,757
                                                              -----------    -----------
CASH, end of quarter                                          $   190,339    $   332,381
                                                              ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Financing obtained in acquisition of equipment           $         0    $ 1,677,918
                                                              ===========    ===========



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

         NOTE 3--RESTATEMENT AND RECLASSIFICATIONS

The Company has determined to restate its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of these adjustments and reclassifications:


                                                        As Previously                                            As
                                                          Reported           Adjustments                       Restated
                                                        -------------   -----------------------------       ------------
At June 30, 1998:
     Accounts receivable, net                           $  3,644,433    $   (151,596)(a)(b)                 $  3,492,837
     Inventory, net                                        5,344,345         (99,951)(c)                       5,244,394
     Current assets                                       10,397,735        (251,547)(a)(b)(c)                10,146,188
     Total Assets                                         23,251,085        (251,547)(a)(b)(c)                22,999,538

     Accrued Liabilities                                   2,381,453         200,059 (d)(e)                    2,581,512
     Current Liabilities                                  13,429,851         200,059 (d)(e)                   13,629,910
     Total Liabilities                                    17,947,563         200,059 (d)(e)                   18,147,622
     Accumulated Deficit                                 (10,455,831)       (451,606)(a)(b)(c)(d)(e)         (10,907,437)
     Stockholders' Equity                                  5,303,522        (451,606)(a)(b)(c)(d)(e)           4,851,916
     Total Liabilities and Stockholders' Equity         $ 23,251,085    $   (251,547)                       $ 22,999,538


                                                        As Previously                                            As
                                                          Reported              Adjustments                   Restated
                                                        -------------   -----------------------------       ------------
For the three months ended June 30, 1998:

     Net sales                                          $  6,059,978    $   (266,146)(b)(d)(f)              $  5,793,832
     Cost of Sales                                         2,887,185         704,610 (c)(g)                    3,591,795
     Gross Margin                                          3,172,793        (970,756)(b)(c)(d)(f)(g)           2,202,037
     Selling, General and Administrative                   2,680,647        (743,494)(b)(c)(d)(f)(g)           1,937,153
     Expenses
     Income (loss) from Operations                           492,146        (227,262)(b)(c)(d)(f)(g)             264,884
     Income (loss) from Continuing Operations                139,093        (227,262)(b)(c)(d)(f)(g)             (88,169)
     Proceeds from Sale of Core Business                   5,657,580        (146,818)(g)                       5,510,762
     Net Income                                         $  5,796,673    $   (374,080)                       $  5,422,593
     Net Income Per Share                               $       0.59    $      (0.04)                       $       0.55


(a) In preparing its prior financial statements, the Company relied on information of a former sales manager to estimate sales returns. The Company later discovered that the sales manager failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the quarter ended June 30, 1998 and year ended March 31, 1998 of $19,201 and 119,571, respectively.

(b) The company increased its allowance for doubtful accounts by $132,395 in the fourth quarter of fiscal 1999. This adjustment was subsequently deemed to be more appropriately recorded in the fiscal quarter ended June 30, 1998.


(c) The Company increased the allowance for obsolete inventory by $99,951 in the fourth quarter of fiscal 1999. This adjustment was subsequently deemed to be more appropriately recorded in the fiscal quarter ended June 30, 1998.

(d) Geomarketing Canada ("GMC"), a wholly-owned subsidiary of the Company, is required to pay Canadian goods and services tax on the value of items sold in Canada. Subsequent to June 30, 1999, the Company discovered that GMC was declaring the goods at Canadian customs at a value that is less than the amount charged to its customers. This resulted in an overstatement of sales and understatement of liabilities for the years ended March 31, 1998 and 1999 by $58,325 and $166,201, respectively.

(e) In connection with the sale of its sign business in the quarter ended June 30, 1998, the Company mistakenly received $146,818 in escrowed amounts that it was not entitled to. The Company initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, the Company did not make a reserve for the potential return of the funds. This resulted in an overstatement of the gain on disposal of Core Business for the quarter ended June 30, 1998 of $146,818.

(f) Reflects a reclassification of "back-end selling expenses" or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the three months ended June 30, 1998 of $271,230.

(g) Reflects a reclassification of freight and shipping expenses, as cost of sales, rather than sales, general and administrative expenses for the three months ended June 30, 1998 of $604,659.


        NOTE 4--GOING CONCERN

        As a result of the $8,727,144 loss incurred by the Company for the year ended March 31, 1998, the report of the Company's auditors, dated September 22, 1998, relating to the Company's Consolidated Financial Statements for the year ended March 31, 1998 states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome this uncertainty.

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