Form 10-Q/A
period 1998-09-30
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____

                For the Fiscal Quarter Ended: SEPTEMBER 30, 1998

                         Commission File Number: 0-26756

                                 --------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and six months ended September 30, 1998, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 27.1, no other information included in the original report on Form 10-Q is amended by this amendment, and such information is not included as part of this Amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

Results of Operations

     SALES. Sales decreased 36% to $4,971,032 in the quarter ended September 30, 1998 from $7,758,668 in the quarter ended September 30, 1997. Sales decreased 27% to $10,764,864 in the six month period ended September 30, 1998 from $14,846,158 in the same period a year earlier. The decrease is primarily due to the sale of the Core Business and the loss of Office Max.

     Geopaper products were responsible for 100% and 98% of sales for the three and six month period ended September 30, 1998 respectively, compared to 84% and 80% in the corresponding three and six month periods of the prior year. Sales of Geopaper have decreased 18% to $10,013,325 in the six months ended September 30, 1998 from $12,901,223 in the corresponding six month period of the prior year.

     Sales of the Company's lettering and signage products decreased 76% to approximately $751,539 for the six month period ended September 30, 1998 compared to approximately $3,070,329 for the six months ended September 30, 1997.

     International sales of Geographics products were $1,998,689 and $3,745,310 for the quarter and six month period ended September 30, 1998, respectively, and $2,053,139 and $3,737,258 for the quarter and six month period ended September 30, 1997, respectively. International sales of Geographics products represented 40% and 35% of the Company's total sales for the quarter and six month period ended September 30, 1998, respectively, compared to 20% and 20%, respectively, of total sales for the same periods in the prior year.

     GROSS MARGIN. Gross profit margin as a percentage of sales was 39% for the quarter ended September 30, 1998, compared to 9% for the same period in the prior year. For the six month period ended September 30, 1998, gross profit margin as a percentage of sales was 39%, compared to 4% for the same period in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative (S,G&A) expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, increased as a percentage of sales during the quarter ended September 30, 1998 to 33 %, as compared to 29% during the same period in the prior year. S,G&A expenses increased as a percentage of sales to 33% for the six month period ended September 30, 1998 as compared to 30% for the same period in the prior year.

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

Liquidity and Capital Resources

     As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of automated production equipment and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. Moreover, subsequent to the end of fiscal 1997, the Company has experienced working capital short-falls which have required the Company to delay payments to certain vendors, delay planned purchases, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1998, operating losses totaled $8,011,719, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended September 30, 1998, operating income totaled $307,506. The Company experienced positive operating cash flows of $7,161,222 during the quarter ended September 30, 1998.

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

                                    PART II

                               OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   The following documents are filed as part of this Report:

Exhibit Number      Description of Document
---------------     -----------------------

    27.1            Financial Data Schedule.



     B. No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on this ____ day of July, 2000.



                                       GEOGRAPHICS, INC.

                                       By: /s/ James L. Dorman
                                           -------------------------------------
                                           James L. Dorman
                                           President and Chief Executive Officer


                                       By: /s/ Daniel J. Regan
                                           -------------------------------------
                                           Daniel J. Regan
                                           Vice President and Chief Financial
                                           Officer

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance ........................................................F-2

Sheets as of September 30, 1998 and March 31, 1998...........................F-2

Consolidated Statements of Operations for the three months and six months ended September 30, 1998 and September 30, 1997............ ..........F-3

Consolidated Statements of Cash Flows for the three months and six months ended September 30, 1998 and September 30, 1997.......................F-4

Notes to Consolidated Financial Statements...................................F-5

                                GEOGRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998
                                  (unaudited)


                                    ASSETS
                                                           September 30,      March 31,
                                                           1998 Restated    1998 Restated
                                                            (Unaudited)       (Audited)
                                                           -------------    -------------
CURRENT ASSETS
    Cash                                                     $    205,394    $    316,078
    Accounts receivable
       Trade receivables, net                                   4,235,071       4,145,660
       Other receivables                                          271,337         148,050
    Inventory, net of allowance for obsolete inventory
       of $586,000 at September 30, 1998 and
       March 31, 1998                                           5,434,794       6,763,508
    Prepaid expenses, deposits, and other current assets          674,914         731,307
                                                             ------------    ------------
          Total current assets                                 10,821,510      12,104,603

PROPERTY, PLANT AND EQUIPMENT, net                             12,069,454      12,881,118

OTHER ASSETS                                                      382,201         340,043
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 23,273,165    $ 25,325,764
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                          $    232,189    $    301,716
    Note payable to bank                                        4,877,400      11,300,808
    Accounts payable                                            3,106,540       3,285,467
    Accrued liabilities                                         2,629,178       2,738,919
    Current portion of long-term debt                           3,350,344       3,350,344
                                                             ------------    ------------
          Total current liabilities                            14,195,651      20,977,254

LONG-TERM DEBT                                                  4,184,689       4,853,254
                                                             ------------    ------------
          Total liabilities                                    18,380,340      25,830,508

STOCKHOLDERS' EQUITY
    No par common stock -- 100,000,000 authorized,
    9,857,252 and 9,857,252 issued and outstanding at
    September 30, 1998 and March 31, 1998, respectively        15,769,018      15,769,018
    Foreign currency translation adjustment                          --            33,899
    Retained earnings (accumulated deficit)                   (10,876,193)    (16,307,661)
                                                             ------------    ------------
          Total stockholders' equity (deficit)                  4,892,825        (504,744)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 23,273,165    $ 25,325,764
                                                             ============    ============

       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)


                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           ------------------                     ----------------
                                     SEPT. 30, 1998  SEPT. 30, 1997        SEPT. 30, 1998    SEPT 30, 1997
                                        Restated                             Restated
Sales                                 $  4,971,032    $  7,758,668         $ 10,764,864       $ 14,846,158
Cost of Sales                            3,013,726       7,039,875            6,605,521         14,259,814
                                      ------------    ------------         ------------       ------------
Gross Margin                             1,957,306         718,793            4,159,343            586,344
Selling, General and
Administrative Expenses                  1,649,800       2,262,000            3,586,953          4,417,960
                                      ------------    ------------         ------------       ------------
Income (Loss) from Operations              307,506      (1,543,207)             572,390         (3,831,616)

Other Income (Expenses)
  Interest Expense                        (270,430)       (419,873)            (607,910)          (848,197)
  Other                                    (24,641)        (14,288)             (40,214)           (33,328)
                                      ------------    ------------         ------------       ------------
Operating Income (Loss)                   (295,071)       (434,161)            (648,124)          (881,525)
Income (Loss) Before Provision
  for Income Taxes                          12,435      (1,977,368)             (75,734)        (4,713,141)
Proceeds from Sale of Core Business           --              --              5,510,762               --
                                      ------------    ------------         ------------       ------------
Net Income (Loss)                     $     12,435    $ (1,977,368)        $  5,435,028       $ (4,713,141)
                                      ============    ============         ============       ============

Earnings Per Common and Common
Equivalent Share
  Primary                             $       0.00    $       (.21)        $        .55       $       (.50)
                                      ============    ============         ============       ============
  Assuming full dilution              $       0.00    $       (.21)        $        .55       $       (.50)
                                      ============    ============         ============       ============
Shares Used in Computing
Earnings Per Common and Common
Equivalent Share
  Primary                                9,857,252       9,467,877            9,857,252          9,467,877
                                      ============    ============         ============       ============
  Assuming full dilution                 9,857,252       9,467,877            9,857,252          9,467,877
                                      ============    ============         ============       ============

       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                     INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                            September 30,  September 30,
                                                            -------------  -------------
                                                                1998           1997
                                                              Restated
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $ 5,435,028    $(4,713,140)
Adjustments to reconcile net income to net
cash flows from operating activities
    Depreciation and amortization                               888,177        892,340
 (Gain) loss on sales of property and equipment                    --            1,740
Changes in noncash operating assets and liabilities
    Trade receivables                                           (89,411)     1,483,904
    Other receivables                                          (123,287)       172,904
    Inventory                                                 1,328,714        (29,924)
    Prepaid expenses, deposits and other current assets          10,668        129,079
    Accounts payable                                           (178,927)     1,739,780
    Accrued liabilities                                        (109,741)       431,548
                                                            -----------    -----------
       Net cash flows from operating activities               7,161,222        107,672
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in bank overdrafts                                 (69,527)       159,308
    Net borrowings on note payable to bank                   (6,423,408)     2,105,805
    Proceeds from long-term debt borrowings                        --             --
    Repayment of long-term debt                                (668,565)      (596,877)
    Repayments of notes payable to officers and directors          --         (850,000)
    Proceeds from issuance of common stock                         --             (584)
    Foreign currency translation                                (33,898)         8,075
                                                            -----------    -----------
       Net cash flows from financing activities              (7,195,398)       825,726
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of plant and equipment                             (76,508)    (1,215,600)
                                                            -----------    -----------
       Net cash flows from investing activities                 (76,508)    (1,215,600)
                                                            -----------    -----------
 NET CHANGE IN CASH                                            (110,684)      (282,201)

CASH, beginning of year                                         316,078        408,757
                                                            -----------    -----------
CASH, end of quarter                                        $   205,394    $   126,556
                                                            ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment          $      --      $ 1,677,918
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

          Employment Contracts -- Subsequent to year end, the Company entered into employment contracts with Richard C. Gockelman, the Company's Chief Executive Officer and President. The employment arrangement with Mr. Gockelman provides for severance payments in the event his employment is terminated for certain specified reasons during the contract period.

Note  3 - Restatement and Reclassifications

The Company has determined to restate its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of these adjustments and reclassifications:

                                                          AS PREVIOUSLY                                               AS
                                                            REPORTED             ADJUSTMENTS                       RESTATED
                                                         --------------     ---------------------                -------------
AT SEPTEMBER 30, 1998:

       Accounts receivable, net                          $  4,386,667       $   (151,596)(a)(b)                   $    4,235,071
       Inventory, net                                       5,640,285           (205,491)(c)                           5,434,794
       Current assets                                      11,178,597           (357,087)(a)(b)(c)                    10,821,510
       Total Assets                                        23,630,252           (357,087)(a)(b)(c)                    23,273,165

       Accrued Liabilities                                  2,428,117            201,061 (d)(e)                        2,629,178
       Current Liabilities                                 13,994,590            201,061 (d)(e)                       14,195,651
       Total Liabilities                                   18,179,279            201,061 (d)(e)                       18,380,340
       Accumulated Deficit                                (10,318,045)          (558,148)(a)(c)(d)(e)                (10,876,193)
       Stockholders' Equity                                 5,450,973           (558,148)(a)(c)(d)(e)                  4,892,825
       Total Liabilities and Stockholders' Equity        $ 23,630,252       $   (357,057)                         $   23,273,195


                                                          AS PREVIOUSLY                                                 AS
                                                            REPORTED             ADJUSTMENTS                          RESTATED
                                                         --------------     ---------------------                 -------------
FOR THE QUARTER ENDED AT SEPTEMBER 30, 1998:

       Net sales                                         $  5,323,712       $   (352,680)(b)(d)(f)                $    4,971,032
       Cost of Sales                                        2,406,166       $    607,560 (c)(g)                        3,013,726
       Gross Margin                                         2,917,546       $   (960,240)(b)(c)(d)(f)(g)               1,957,306
       Selling, General and Administrative                  2,479,499       $   (829,699)(b)(c)(d)(f)(g)               1,649,800
       Expenses
       Income (loss) from Operations                          438,047       $   (130,541)(b)(c)(d)(f)(g)                 307,506
       Income (loss) from Continuing Operations               142,977       $   (130,542)(b)(c)(d)(f)(g)                  12,435
       Net Income                                        $    142,977       $   (130,542)(b)(c)(d)(f)(g)          $       12,435
       Net Income Per Share                              $       0.01       $       0.01                          $           --

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

       Net sales                                         $ 11,322,662       $   (557,798)(b)(d)(f)                $   10,764,864
       Cost of Sales                                        5,244,372          1,361,149 (c)(g)                        6,605,521
       Gross Margin                                         6,078,290         (1,918,947)(b)(c)(d)(f)(g)               4,159,343
       Selling, General and Administrative                  5,172,096         (1,585,143)(b)(c)(d)(f)(g)               3,586,953
       Expenses
       Income (loss) from Operations                          906,194           (333,804)(b)(c)(d)(f)(g)                 572,390
       Income (loss) from Continuing Operations               258,070           (333,804)(b)(c)(d)(f)(g)                 (75,734)
       Proceeds from Sale of Core Business                  5,657,580           (146,818)(e)                           5,510,762
       Net Income                                        $  5,915,650       $   (480,622)(b)(c)(d)(e)(f)(g)       $    5,435,028
       Net Income Per Share                              $       0.60       $      (0.05)                         $         0.55



(a) In preparing its prior financial statements, the Company relied on information of a former sales manager to estimate sales returns. The Company later discovered that the sales manager failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the six months ended September 30, 1998 and year ended March 31, 1998 of $19,201.

(b) The Company increased the allowance for doubtful accounts by $132,395 in the fourth quarter of fiscal 1999. This adjustment was subsequently deemed to be more appropriately recorded in the fiscal quarter ended June 30, 1998.

(c) The Company increased the allowance for doubtful accounts by $307,171 in the fourth quarter of fiscal 1999. Of this adjustment, $105,540 and $205,491 was subsequently deemed to be more appropriately recorded in the fiscal quarter and six months, respectively, ended September 30, 1998.

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

(f) Reflects a reclassification of "back-end selling expenses" or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the three months ended June 30, 1998 of $622,908.

(g) Reflects a reclassification of freight and shipping expenses, as cost of sales, rather than sales, general and administrative expenses for the six months ended June 30, 1998 of $1,155,658.

NOTE 4 -- GOING CONCERN

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