Form 10-Q/A
period 1998-12-31
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                        ---------------------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                           -----    -----
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and nine months ended December 31, 1998, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27.1, no other information included in the original report on Form 10-Q is amended by this amendment, and such information is not included as part of this amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

         Inventories had accumulated to a total of $4,509,926 in July 1998 and by December 1998, had been reduced to $3,674,750. In December 1998, inventory turns had improved to 4.3 times versus the 3.5 turns that had been realized in July 1998. The Daily Sales Outstanding ("DSO") was reduced from 72.9 days in July 1998 to 60.8 days by December 1998. The previously established accounts payable that had accumulated prior to the election of new management, reaching $2,933,105 in July 1998, had been reduced to $3,003,610 by December 1998. Whereas the prior receivables write-off of $513,255 was due to the EDI-based systems problem described above, the receivables write-off had been reduced to $112,044 at the end of December 1998. New management established a policy pursuant to which merchandise racks would no longer be depreciated over a long-term period. Instead, new rack expenditures would be expensed over the 12-month period in which they were placed into the market. The previously existing value of depreciated racks is now being reduced over a more accelerated short-term period and thereby is reducing the value of those assets to a more manageable level. During the July 1998 to the December, 1998 period, the combined total of the Company's capital leases, bank debt, and long-term debt was reduced by $115,224, from $17,414,934 to $17,299,710.

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

         New management immediately took steps to ease the cash crisis. Efforts were initially focused on negotiating payment plans with suppliers so as to insure the continued flow of raw materials. New management also focused efforts on accelerating the collection of accounts receivable which included beginning toenforce the collection of improperly taken customer credits and/or discounts.

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


         Sales. Sales decreased 43% to $4,657,676 in the quarter ended December 31, 1998 from $7,639,773 in the quarter ended December 31, 1997. Sales decreased 31% to $15,422,540 in the nine-month period ended December 31, 1998 from $22,485,931 in the same period a year earlier. The decrease is primarily due to the sale of the Core Business and the loss of Office Max.

         Geopaper products were responsible for 100% and 95% of sales for the three and nine-month period ended December 31, 1998 respectively, compared to 81% in the corresponding three and nine-month periods of the prior year. Sales of Geopaper have decreased 21% to $15,422,540 in the nine months ended December 31, 1998 from $19,466,190 in the corresponding nine-month period of the prior year.

         Sales of the Company's lettering and signage products decreased 84% to approximately $751,539 for the nine-month period ended December 31, 1998 compared to approximately $4,615,387 for the quarter ended December 31, 1997.

         International sales of Geographics products were $2,012,740 and $5,758,050 for the quarter and nine-month period ended December 31, 1998, respectively, and $2,182,775 and $5,920,028 for the quarter and nine-month period ended December 31, 1997, respectively. International sales of Geographics products represented 43% and 37% of the Company's total sales for the quarter and nine-month period ended December 31, 1998, respectively, compared to 29% and 26%, respectively, of total sales for the same periods in the prior year.

         Gross Margin. Gross profit margin as a percentage of sales was 30.0% for the quarter ended December 31, 1998, compared to 24.8% for the same period in the prior year. For the nine-month period ended December 31, 1998, gross profit margin as a percentage of sales was 36.0%, compared to 11.0% for the same period in the prior year.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative (S,G&A) expenses, which consist of payroll, advertising, commissions, administrative, accounting, legal and other costs, decreased as a percentage of sales during the quarter ended December 31, 1998 to 31.3%, as compared to 31.4% during the same period in the prior year. S,G&A expenses increased as a percentage of sales to 32.7% for the nine-month period ended December 31, 1998 as compared to 30.3% for the same period in the prior year.

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

During fiscal 1998, operating losses totaled $8,089,245, and the Company experienced positive operating cash flows of $1,145,131. During the quarter ended December 31, 1998, operating loss totaled $62,637. The Company experienced positive operating cash flows of $7,982,369 during the quarter ended December 31, 1998.

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

                                   SIGNATURES

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2000.

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

Consolidated Statements of Operations for the three months and nine months ended December 31, 1998 and December 31, 1997 ......................F-3

Consolidated Statements of Cash Flows for the three months and nine months ended December 31, 1998 and December 31, 1997 ......................F-4

Notes to Consolidated Financial Statements ................................F-5

                               GEOGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1998
                                   (unaudited)


                                                                           December 31, 1998    March 31, 1998
                                                                               Restated            Restated
                                                                               (Note 3)             (Note 3)
                                                                             (Unaudited)            (Audited)
                                                                           ------------------   --------------
CURRENT ASSETS

     Cash                                                                      $    440,483       $    316,078
     Accounts receivable
        Trade receivables, net                                                    3,215,019          4,145,660
        Other receivables                                                            71,387            148,050
     Inventory, net of allowance for obsolete inventory of $586,000 at
     December 31, 1998 and March 31, 1998                                         5,015,153          6,763,508
     Prepaid expenses, deposits, and other current assets                           819,526            731,307
                                                                               ------------       ------------
            Total current assets                                                  9,561,568         12,104,603

PROPERTY, PLANT AND EQUIPMENT, net                                               11,818,733         12,881,118

OTHER ASSETS                                                                        335,992            340,043
                                                                               ------------       ------------
TOTAL ASSETS                                                                   $ 21,716,293       $ 25,325,764
                                                                               ============       ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdrafts                                                           $    386,233       $    301,716
     Note payable to bank                                                         4,578,838         11,300,808
     Accounts payable                                                             3,003,610          3,285,467
     Accrued liabilities                                                          2,134,486          2,738,919
     Current portion of long-term debt                                            3,350,344          3,350,344
                                                                               ------------       ------------
            Total current liabilities                                            13,453,511         20,977,254

LONG-TERM DEBT                                                                    3,846,199          4,853,254
                                                                               ------------       ------------
            Total liabilities                                                    17,299,710         25,830,508
                                                                               ------------       ------------
STOCKHOLDERS' EQUITY

     No par common stock - 100,000,000 authorized, 9,857,252 and 9,852,252 issued and outstanding at December 31, 1998 and
     March 31, 1998, respectively                                                15,769,018         15,769,018

     Foreign currency translation adjustment                                       (103,050)            33,899

     Retained earnings (accumulated deficit)                                    (11,249,385)       (16,307,661)
                                                                               ------------       ------------
            Total stockholders' equity                                            4,416,583           (504,744)
                                                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 21,716,293       $ 25,325,764
                                                                               ============       ============


       See accompanying notes to these consolidated financial statements.

                                GEOGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                         ----------------------------------------------------------------
                                           Dec. 31, 1998     Dec. 31, 1997  Dec. 31, 1998   Dec. 31, 1997
                                              Restated         Restated       Restated        Restated
                                              (NOTE 3)         (Note 3)       (Note 3)        (Note 3)
Sales                                       $  4,657,676    $  7,639,773    $ 15,422,540    $ 22,485,931

Cost of Sales                                  3,260,718       5,745,909       9,866,239      20,005,730
                                            ------------    ------------    ------------    ------------

Gross Margin                                   1,396,958       1,893,864       5,556,301       2,480,201

Selling, General and Administrative
Expenses                                       1,459,595       2,398,457       5,046,548       6,816,417
                                            ------------    ------------    ------------    ------------
Income (Loss) From Operations                    (62,637)       (504,593)        509,753      (4,336,216)


Other Income (Expenses)
      Expense interest                          (274,029)       (418,388)       (881,939)     (1,266,585)
      Other                                        4,834          70,385         (35,380)         37,056
                                            ------------    ------------    ------------    ------------

Total Other Income (Expenses)                   (269,195)       (348,003)       (917,319)     (1,229,529)
                                            ------------    ------------    ------------    ------------
Net Income (Loss) from Continuing Operations    (331,832)       (852,596)       (407,566)     (5,565,745)

Proceeds from Sale of Core Business                   --              --       5,510,762              --
                                            ------------    ------------    ------------    ------------
Net Income (Loss)                           $   (331,832)   $   (852,596)   $  5,103,196    $ (5,565,745)
                                            ============    ============    ============    ============

Earnings Per Common and Common
Equivalent Share
         Basic                              $      (0.03)   $       (.09)   $       0.52    $       (.57)
                                            ============    ============    ============    ============
         Diluted                            $      (0.03)   $       (.09)   $       0.52    $       (.57)
                                            ============    ============    ============    ============

Shares Used in Computing Earnings
Per Common and Common
Equivalent Share
         Basic                                 9,857,252       9,467,877       9,857,252       9,742,334
                                            ============    ============    ============    ============
         Diluted                               9,857,252       9,467,877       9,857,252       9,742,334
                                            ============    ============    ============    ============



       See accompanying notes to these consolidated financial statements.

                               GEOGRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                     INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                             December 31,    December 31,
                                                                1998           1997
                                                              Restated
                                                              (Note 3)
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                       $ 5,103,196    $(5,565,745)
Adjustments to reconcile net income to net
cash flows from operating activities
     Depreciation and amortization                             1,138,905      1,358,211
     (Gain) loss on sales of property and equipment                   --          1,740
Changes in noncash operating assets and liabilities
     Trade receivables                                           949,842      1,841,403
     Related party receivables                                        --             --
     Other receivables                                            76,663        452,976
     Inventory                                                 1,748,355      1,330,303
     Prepaid expenses, deposits and other current assets         (84,168)        18,753
     Accounts payable                                            (97,260)     1,614,867
     Accrued liabilities                                        (853,164)       556,364
                                                             -----------    -----------
        Net cash flows from operating activities               7,982,369      1,608,872
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in bank overdrafts                                  84,517       (151,832)
     Net borrowings on note payable to bank                   (6,721,970)     2,109,930
     Proceeds from long-term debt borrowings                          --             --
     Repayment of long-term debt                              (1,007,055)      (918,699)
     Repayments of notes payable to officers and directors            --       (850,000)
     Proceeds from issuance of common stock                           --           (584)
     Foreign currency translation                               (136,948)      (141,494)
                                                             -----------    -----------
        Net cash flows from financing activities              (7,781,456)        47,321
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of plant and equipment                             (76,508)    (1,610,944)
                                                             -----------    -----------
        Net cash flows from investing activities                 (76,508)    (1,610,944)
                                                             -----------    -----------
NET CHANGE IN CASH                                               124,405         45,249

CASH, beginning of year                                          316,078        408,757
                                                             -----------    -----------
CASH, end of quarter                                         $   440,483    $   454,006
                                                             ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
     Financing obtained in acquisition of equipment           $       --    $ 1,677,918
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

Note  3 - Restatement and Reclassifications

The Company has determined to restate its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of these adjustments and reclassifications:


                                                       AS PREVIOUSLY                                                 AS
                                                          REPORTED                 ADJUSTMENTS                   RESTATED
                                                       -------------     -----------------------------       ---------------
AT DECEMBER 31, 1998:

       Accounts receivable, net                        $   3,646,186     $    (431,167) (a)(b)               $     3,215,019
       Inventory, net                                      5,322,270          (307,117) (c)                        5,015,153
       Current assets                                     10,299,852          (738,284) (a)(b)(c)                  9,561,568
       Total Assets                                       22,454,577          (738,284) (a)(b)(c)                 21,716,293

                                                                                                                           -
       Accrued Liabilities                                 1,872,363           262,123  (d)(e)                     2,134,486
       Current Liabilities                                13,994,590           201,061  (d)(e)                    14,195,651
       Total Liabilities                                  13,191,388           262,123  (d)(e)                    13,453,511
       Accumulated Deficit                               (10,248,978)       (1,000,407) (a)(c)(d)(e)             (11,249,385)
       Stockholders' Equity                                5,416,990        (1,000,407) (a)(c)(d)(e)               4,416,583
       Total Liabilities and Stockholders' Equity      $  22,454,577     $    (738,284)                      $    21,716,293

                                                       AS PREVIOUSLY             ADJUSTMENTS AND                    AS
                                                           REPORTED             RECLASSIFICATIONS                RESTATED
                                                       -------------     -----------------------------       ---------------
FOR THE QUARTER ENDED DECEMBER 31, 1998:

       Net sales                                       $   5,310,126     $    (652,450) (b)(d)(f)            $     4,657,676
       Cost of Sales                                       2,484,871     $     775,847  (c)(g)                     3,260,718
       Gross Margin                                        2,825,255     $  (1,428,297) (b)(c)(d)(f)(g)            1,396,958
       Selling, General and Administrative Expenses        2,469,634     $  (1,010,039) (b)(c)(d)(f)(g)            1,459,595
       Income (loss) from Operations                         355,621     $    (418,258) (b)(c)(d)(f)(g)              (62,637)
       Income (loss) from Continuing Operations               86,426     $    (418,258) (b)(c)(d)(f)(g)             (331,832)
       Net Income (loss)                               $      86,426     $    (418,258) (b)(c)(d)(f)(g)      $      (331,832)
       Net Income Per Share                            $        0.01     $       (0.04)                      $         (0.03)

FOR THE NINE MONTHS ENDED DECEMBER 31, 1998:

       Net sales                                       $  16,693,816     $  (1,271,276) (b)(d)(f)            $    15,422,540
       Cost of Sales                                       7,778,221         2,088,018  (c)(g)                     9,866,239
       Gross Margin                                        8,915,595        (3,359,294) (b)(c)(d)(f)(g)            5,556,301
       Selling, General and Administrative Expenses        7,629,779        (2,583,231) (b)(c)(d)(f)(g)            5,046,548
       Income (loss) from Operations                       1,285,816          (776,053) (b)(c)(d)(f)(g)              509,763
       Income (loss) from Continuing Operations              368,497          (776,063) (b)(c)(d)(f)(g)             (407,566)
       Proceeds from Sale of Core Business                 5,657,580          (146,818) (e)                        5,510,762
       Net Income                                      $   6,026,077     $    (922,881) (b)(c)(d)(e)(f)(g)   $     5,103,196
       Net Income Per Share                            $        0.61     $       (0.09)                      $          0.52



(a) In preparing its prior financial statements, the Company relied on information of a former sales manager to estimate sales returns. The Company later discovered that the sales manager failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the nine months ended December 31, 1998 and year ended March 31, 1998 of $19,201.

(b) The Company increased the allowance for doubtful accounts by $132,395 in the fourth quarter of fiscal 1999. This adjustment was subsequently deemed to be more appropriately recorded in the fiscal quarter ended December 31, 1998.

(c) The Company increased the allowance for doubtful accounts by $307,171 in the fourth quarter of fiscal 1999. Of this adjustment, $105,540 and $205,491 was subsequently deemed to be more appropriately recorded in the fiscal quarter and nine months, respectively, ended December 31, 1998.

(d) Geomarketing Canada ("GMC"), a wholly-owned subsidiary of the Company, is required to pay Canadian goods and services tax on the value of items sold in Canada. Subsequent to June 30, 1999, the Company discovered that GMC was declaring the goods at Canadian customs at a value that is less than the amount charged to its customers. This resulted in an overstatement of sales and understatement of liabilities for the nine months ended December 31, 1998 and year ended March 31, 1998 and 1999 of $58,325 and $166,201, respectively.

(e) In connection with the sale of its sign business in the quarter ended June 30, 1998, the Company mistakenly received $146,818 in escrowed amounts that it was not entitled to. The Company initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, the Company did not make a reserve for the potential return of the funds. This resulted in an overstatement of the gain on disposal of Core Business for the quarter ended June 30, 1998 and nine months ended December 31, 1998 of $146,818.

(f) Reflects a reclassification of "back-end selling expenses" or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the nine months ended December 31, 1998 of $622,908.

(g) Reflects a reclassification of freight and shipping expenses, as cost of sales, rather than sales, general and administrative expenses for the nine months ended December 31, 1998 of $1,155,658.

NOTE 4 - GOING CONCERN

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