Form 10-K/A
period 1999-03-31
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO.1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1999
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of May 21, 1999 was $3,696,470 based on a closing sales price of $0.375 per share on the NASDAQ OTC Bulletin Board on such date.

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

Except for Items 1 and 2 and Exhibits 11 and 27.1, no other information included in the original report on Form 10-K is amended by this amendment, and such information is not included as part of this Amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----

PART I....................................................................................................1

      ITEM 1.  BUSINESS...................................................................................1

               GENERAL....................................................................................1

               FORWARD-LOOKING STATEMENTS.................................................................1

               BACKGROUND.................................................................................2

               INDUSTRY...................................................................................3

               PRODUCTS...................................................................................4

               SALES BY PRODUCT CATEGORY..................................................................4

               BUSINESS CONCENTRATIONS....................................................................6

               PURCHASING.................................................................................6

               DISTRIBUTION...............................................................................7

               MANAGEMENT INFORMATION SYSTEMS--INTEGRATED OPERATIONS
               SOFTWARE...................................................................................7

               MANAGEMENT INFORMATION SYSTEMS--ELECTRONIC DATA
               INTERCHANGE (EDI)..........................................................................8

               MANAGEMENT INFORMATION SYSTEMS--YEAR 2000 COMPLIANCE.......................................8

               MANUFACTURING OPERATIONS - EQUIPMENT INTEGRATION...........................................8

               COMPETITION................................................................................8

               TRADEMARKS AND COPYRIGHTS..................................................................9

               SEASONALITY...............................................................................10

               BACKLOG...................................................................................10

               EMPLOYEES.................................................................................10

               EXECUTIVE OFFICERS........................................................................10

               INVESTIGATION OF FORMER MANAGEMENT........................................................10

               RISK FACTORS..............................................................................12

               ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER
               CREDIT FACILITY; NEED FOR ADDITIONAL WORKING CAPITAL......................................12

               COMPETITION...............................................................................13

               CUSTOMER CONCENTRATIONS...................................................................14

               DEPENDENCE ON KEY VENDORS.................................................................14

               MAINTENANCE OF LARGE INVENTORY OF PRODUCTS................................................14

               IMPLEMENTATION OF AUTOMATED PRODUCTION EQUIPMENT..........................................15



                                                                                                        PAGE
                                                                                                        ----

               MANAGEMENT INFORMATION SYSTEMS............................................................15

               ELECTRONIC DATA INTERCHANGE...............................................................16

               DEPENDENCE ON KEY PERSONNEL...............................................................16

               TECHNOLOGY CHANGES AFFECTING PRODUCTS.....................................................16

               UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS......................................16

               CHANGING CONSUMER PREFERENCES AND INTERESTS...............................................17

               INTERNATIONAL SUBSIDIARIES................................................................17

               FOREIGN EXCHANGE AND INTERNATIONAL TRADE..................................................17

               STOCK EXCHANGE LISTING REQUIREMENTS - POSSIBLE DELISTING
               ON TORONTO STOCK EXCHANGE.................................................................18

               EXISTENCE OF WARRANTS AND OPTIONS AND POSSIBLE DILUTION...................................18

               FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY............................................19

               VOLATILITY OF STOCK PRICE.................................................................19

               YEAR 2000 ISSUES..........................................................................19

      ITEM 2.  DESCRIPTION OF PROPERTIES.................................................................20

      ITEM 3.  LEGAL.....................................................................................20

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................21

PART II................................................................................................  21

      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS................................................................................21

               PRICE RANGE OF COMMON STOCK...............................................................21

               DIVIDENDS.................................................................................22

               SALES OF UNREGISTERED SECURITIES..........................................................22

      ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................................................23

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS..........................................................................25

               OVERVIEW..................................................................................25

               RESULTS OF OPERATIONS.....................................................................27

               1999 COMPARED TO 1998.....................................................................27

               1998 COMPARED TO 1997.....................................................................29

               LIQUIDITY AND CAPITAL RESOURCES...........................................................30

                                      -ii-

                                                                                                        PAGE
                                                                                                        ----
      ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ACOUNT MARKET RISK
      FOREIGN CURRENCY...................................................................................31

               INFLATION.................................................................................31

      ITEM 8.  FINANCIAL STATEMENTS......................................................................31

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE...........................................................................32

PART III................................................................................................ 32

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................32

               BOARD AND COMMITTEE MEETINGS..............................................................33

               SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE...................................33

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................33

               EMPLOYMENT AGREEMENTS.....................................................................33

      ITEM 11. EXECUTIVE COMPENSATION....................................................................34

               STOCK OPTION GRANTS.......................................................................34

               DIRECTOR COMPENSATION.....................................................................34

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT.........................................................................................34

PART IV................................................................................................  35

      ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
      FORM 8-K...........................................................................................35

SIGNATURE................................................................................................39


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

BACKGROUND

         From its inception in 1974 until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads, poster boards and paper cubes which, in North America, are sold primarily to office supply superstores, including Office Depot, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiaries in Europe and Australia. On May 4th of 1998, the Company sold substantially all of its signage and lettering operating assets to Identity Group, Inc. for total consideration of $6,820,000. Consequently, the specialty papers group now constitutes the Company's principal business, with approximately 96% of the Company's total sales in fiscal 1999 attributable to sales of Geopaper products. The Company continues to experience substantial growth in this product group with net sales increasing from $17,051,142 for fiscal 1997 to $20,055,014 in fiscal 1999, representing an increase of 17.6%.

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


                            AS A PERCENTAGE OF SALES
CLASS OF PRODUCT
----------------
                                                                              FISCAL YEAR
                                                                              -----------
                                                               -------------------------------------------

                                                                  1999            1998           1997
                                                               -------------------------------------------
Designer stationeries and specialty papers                         96%             75%            67%
Lettering, signage, stencil and graphic art products                4%             25%            33%

                        STATED IN U.S. DOLLARS (ROUNDED)
CLASS OF PRODUCT
----------------
                                                                              FISCAL YEAR
                                                                              -----------
                                                               -------------------------------------------
                                                                   1999            1998          1997

                                                                 Restated        Restated
                                                               -------------------------------------------

Designer stationeries and specialty papers                       $20,055,014       $22,015,900     $14,028,746
Lettering, signage, stencil and graphic art products             $   752,000       $ 6,599,000     $ 6,789,000



                     NET SALES/ASSETS BY GEOGRAPHIC LOCATION


         Financial information relating to foreign and domestic operations and export sales (all foreign sales are export sales) is as follows:


REGION                                                                     FISCAL YEAR
------                                                                     -----------
                                                                     1999              1998             1997
                                                                   Restated          Restated
Sales to
 Domestic and Foreign Customers

     United States(1)                                          $  12,858,017     $  16,399,838   $  12,087,497

     Canada                                                        3,630,446         3,422,621       3,422,621

     United Kingdom                                                1,021,474           613,192         351,327

     Other European Countries                                      1,054,000           584,000         364,000

     Australia                                                     1,491,077           996,249         825,697
                                                               -------------     -------------   -------------

Total                                                          $  20,055,014     $  22,015,900   $  17,051,142
                                                               =============     =============   =============

Operating profit or (loss):

     North America                                             $  (2,581,464)    $  (7,559,198)   $ (8,074,735)

     United Kingdom                                                 (550,609)         (489,263)       (727,467)

     Australia                                                       (34,090)           40,684         189,715
                                                               -------------     -------------   -------------

Total                                                          $  (3,166,163)     $ (8,089,245)   $ (9,085,783)
                                                               =============     =============   =============

Long-lived assets:

     United States(2)                                          $   9,778,864      $ 12,646,878    $ 10,559,587

     Canada                                                                -            36,510          71,886

     Europe                                                          108,793           148,200         164,399

     Australia                                                        57,977            49,621          36,359
                                                               -------------     -------------   -------------

Total                                                          $   9,945,634      $ 12,881,118    $ 10,832,231
                                                               =============     =============   =============


(1) In this table sales are stated as "net sales," meaning gross sales less discounts, allowances, returns and back-end credits. Sales in prior Annual Reports on Form 10-K were reported as gross sales less returns.

(2) Effective May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory, and other rights to Identity Group, Inc.

         International sales accounted for approximately 36%, 34%, and 35% of the Company's total net sales in fiscal 1999, 1998 and 1997, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. See "--Risk Factors-International Subsidiaries" and "--Risk Factors--Foreign Exchange and International Trade."

BUSINESS CONCENTRATIONS

         The Company had two customers in 1999 and three customers in 1998 and 1997 which individually exceeded 10% of Sales and in the aggregate accounted for approximately 43%, 52%, and 67% of sales in 1999, 1998 and 1997 respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. See "--Risk Factors--Customer Concentrations."

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

ABILITY TO CONTINUE AS A GOING CONCERN; DEFAULTS UNDER CREDIT FACILITY; NEED FOR ADDITIONAL WORKING CAPITAL

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. The Company has experienced working capital shortfalls, which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1999, operating losses totaled $3,334,778, and the Company experienced positive operating cash flows of $1,554,310.

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

CUSTOMER CONCENTRATIONS

         The Company's three largest customers in the aggregate accounted for approximately 49% and 44% of the Company's total sales for fiscal 1999 and fiscal 1998, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of a limited number of customers. See "--Business Concentrations." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                      -20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the quarter ended March 31, 1999. On April 16, 1999, the Company held a special meeting of shareholders on the following matters:

                              ITEM                                       FOR             AGAINST          ABSTAIN
                              ----                                       ---             -------          -------
1.  To remove the current members of the Board of                     5,635,680          672,205             0
Directors.

2.  To  establish  the number of members of the Board                 5,649,180          653,705           5,000
of Directors at three.

3.  To elect the following persons as Directors:

         William T. Graham                                            5,649,180                           658,705*
         James L. Dorman                                              5,649,180                           658,705*
         C. Joseph Barnette                                           5,649,180                           658,705*

4.  To authorize the reimbursement of reasonable expenses             5,507,350          790,535           10,000
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

         1998                                                                   HIGH             LOW

         First Quarter (June 30, 1997)                                          $3.44            $.88

         Second Quarter (September 30, 1997)                                    $1.16            $.44

         Third Quarter (December 31, 1997)                                      $1.00            $.33

         Fourth Quarter (March 31, 1998)                                        $ .63            $.27



         1999                                                                   HIGH             LOW

         First Quarter (June 30, 1998)                                          $.75             $.20

         Second Quarter (September 30, 1998)                                    $.63             $.27

         Third Quarter (December 31, 1998)                                      $.53             $.28

         Fourth Quarter (March 31, 1999)                                        $.50             $.31

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

                              YEARS ENDED MARCH 31,
                          STATEMENT OF OPERATIONS DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                     1995               1996              1997               1998           1999

                                                                                        Restated           Restated       Restated
------------------------------------------------------------------------------------------------------------------------------------

Net Sales                                        $10,186,136        $22,613,635        $17,051,142       $22,015,900     20,055,014
Cost of sales                                      5,881,649         14,194,505         16,522,236        21,035,139     11,931,097
Gross margin                                       4,304,487          8,419,130           (528,906)          980,761      8,123,917
Selling, general and administrative                2,873,476          5,734,901            8,127,7         9,070,006     11,290,080
Amortization of goodwill                             639,067            159,768                 --                --             --
                                                 -----------        -----------        -----------       -----------     ----------

Income (loss) from operations                        791,944          2,524,461         (7,598,804)       (8,089,245)    (3,166,163)
Other income (expense)                                15,398            130,684             24,907           (38,365)        31,291
Gain (loss) on sales of property and                 (13,468)              (594)           (86,048)         (159,406)      (126,121)
equipment
Reserve for impairment on EDP                            --                  --           (620,759)               --             --
installation-in-progress
Interest expense                                    (457,499)          (787,848)          (805,079)       (1,413,219)    (1,220,695)
                                                 -----------        -----------        -----------       -----------     ----------
Income (loss) before provision for income            336,375          1,866,703         (9,085,783)       (9,700,235)    (4,481,688)
taxes
Income tax provision (benefit)                      (411,367)           634,679            (55,972)               --             --
Net income from and gain on sale of                                          --          1,079,510           973,091      5,460,762
discontinued operations (net of tax)                      --
Net income (loss)                                   $747,742         $1,232,024        $(7,950,301)      $(8,727,144)      $979,074
                                                    ========         ==========        ===========       ===========     ==========
Net income (loss) per average common share             $0.16              $0.19             $(0.85)           $(0.91)         $0.10
outstanding
Weighted average shares outstanding used in        4,549,101          6,606,499          9,322,278         9,626,335      9,857,252
computing per share data
SUPPLEMENTAL OPERATING DATA:  EBITDA(1)           $2,087,206         $3,649,460        $(6,226,512)      $(5,464,219)     $(294,611)

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


                                AS OF MARCH 31,
                              BALANCE SHEET DATA:

                                        1995             1996            1997             1998              1999
                                        ----             ----            ----             ----              ----

                                                                                       Restated          Restated

Working capital                      $1,836,436      $5,886,703         $401,550     $(8,872,651)      ($6,253,495)
Total assets                         10,614,673      24,738,041       30,245,701      25,325,764        18,139,989
Long-term obligations, less           3,319,948       3,690,360        4,322,371       4,853,254         3,776,432
current portion
Stockholders' equity                  2,803,341       9,989,852        7,917,023        (504,744)          283,208


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

OVERVIEW

         Geographics, Inc. was incorporated as a Wyoming corporation on September 20, 1974. From its inception until fiscal 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company now has several specialty paper products made using Geopaper designs, including stationery, business cards, brochures, memo pads and paper cubes, which, in North America, are sold primarily to office supply superstores and mass market retailers, and which are also distributed internationally through the Company's subsidiaries in Canada, Europe and Australia. On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights to Identity Group, Inc. for total consideration of $6,820,000. The specialty papers group now constitutes the entirety of the Company's business and has continued to grow, with net sales increasing from $17,051,142 for fiscal 1997 to $20,055,014 for fiscal 1999, an increase of 18%.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentages which the items in the Company's consolidated statements of income bear to net sales for the periods indicated:

                                                                      1999              1998              1997
                                                                      ----              ----              ----

                                                                    Restated          Restated          Restated

Net sales                                                             100.0%            100.0%           100.0%
Cost of sales                                                          59.5              95.5             96.9
Gross margin                                                           40.5               4.5              3.1
Selling, general and administrative expenses                           56.3              41.2             47.7
Income from operations                                                (15.8)            (36.7)           (44.6)
Interest expense                                                       (6.1)             (6.4)            (4.7)
Other income (expense)                                                  (.5)              (.9)            (4.0)
Income (loss) before provision for income taxes                       (22.3)            (44.1)           (53.3)

Income from and gain on sale of discontinued operations                27.2               4.4              (.3)
Income tax provision (benefit)                                         --                --                6.3
Net income (loss)                                                       4.9%            (39.6)%          (46.6)%

1999 COMPARED TO 1998

         NET SALES. Net sales decreased 10.6% to $20,055,014 in fiscal 1999 from $22,015,900 in fiscal 1998. The small decrease was primarily attributable to the loss of sales to a key account, which declined due to loss of sales with the sale of the signage and lettering business and due to price competition.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $11,290,080 (56.3% of net sales) in fiscal 1999 from $9,070,006 (41.2% of sales) in fiscal 1998. This increase is primarily attributable to an increase in the Company's legal fees, the proper recording of reserves against receivables, and an overall increase in the SG&A expenses of the Company's three foreign subsidiaries in Canada, Europe and Australia.

         INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1999 of $3,166,163 compared to an operating loss of $8,089,245 during fiscal 1998. The improvement was the result of significantly higher gross margins.

         OTHER INCOME (EXPENSE). Other expense for fiscal 1999 amounted to $94,830 compared to $197,771 in fiscal 1998.

         INTEREST EXPENSE. Interest expense decreased to $1,220,695 (6.4% of net sales) during fiscal 1999, compared to $1,413,219 (6.4% of net sales) during fiscal 1998. The lower interest costs were caused by a decrease in borrowings by the Company to support the operations. The decrease in borrowings was attributed to positive cash flow generated by operations and the sale of the lettering and signage segment of the Company.

         INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $4,481,688 (22.3% of net sales) in fiscal 1999 compared to a loss of $9,700,235

(44.1% of net sales) in fiscal 1998. The improvement in 1999 was primarily the result of the Company's increase in gross margin.

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

1998 COMPARED TO 1997

         NET SALES. Net sales increased 29.1% to $22,015,900 in fiscal 1998 from $17,051,142 in fiscal 1997. This increase was primarily attributable to the continued growth of the Geopaper product line. Geopaper sales increases in 1998 were due primarily to sales for new store openings by Office Depot, and initial shipments of Geopaper products to new customers, including Wal-Mart, Target and Kmart. In addition, Geopaper sales increased due to the introduction of the Geoposterboard product line in over 900 Wal-Mart stores, 500 Office Depot stores in the United States and Canada, and 80 Staples/Business Depot stores in Canada.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin as a percentage of net sales increased to (4.5% of net sales) in fiscal 1998 from (3.1% of net sales) in fiscal 1997. The higher gross margin is primarily attributable to an increase in selling prices for the Company's paper products coupled with modest cost decreases and continuing shift in mix of sales to higher margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $9,070,006 (41.2% of net sales) in fiscal 1998 from $8,127,710 (47.7% of net sales) in fiscal 1997. This increase is primarily attributable to increases in salaries and wages of administrative, and sales and marketing personnel and an increase in legal expenses incurred by the Company.

         INCOME/LOSS FROM OPERATIONS. The Company incurred a loss from operations in fiscal 1998 of $8,089,245 compared to an operating loss of $7,598,804 during fiscal 1997. The operating loss was the result of significantly lower gross margins and significantly higher sales, general and administrative expenses.

         OTHER INCOME (EXPENSE). Other expense decreased to $197,771 in fiscal 1998 compared to $681,900 in 1997. The difference was attributed to a $620,759 reserve for impairment of EDP installation-in-process that was recognized in 1997.

         INTEREST EXPENSE. Interest expense increased to $1,413,219 (6.4% of net sales) during fiscal year 1998, compared to $805,079 (4.7% of net sales) during fiscal year 1997. The higher interest costs were caused by increased average borrowings to support the Company's operating losses, and the acquisition of equipment used in the manufacture of Geopaper in 1998 and 1997.

         INCOME/LOSS BEFORE PROVISION FOR INCOME TAXES. The loss before provision for income taxes was $9,700,235 (44.1% of net sales) in fiscal 1998 compared to a loss before provision for income taxes of $9,085,783 (53.3% of sales) in fiscal 1997.

         INCOME TAX PROVISION (BENEFIT). There is no income tax provision in fiscal 1998. In fiscal 1997, the Company recorded a current income tax benefit of $55,972.

         NET INCOME/LOSS. Net loss of $8,822,144 in fiscal 1998, or 40.1 % of net sales compared to net loss of $7,950,301 in fiscal 1997, or 56.7% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, capital expenditures relating to the purchase and installation of an automated production system and a management information system, operating losses and other factors, the Company has required, and continues to require, substantial external working capital. The Company has experienced working capital shortfalls, which have required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. During fiscal 1999, operating losses totaled $3,166,163, and the Company experienced positive operating cash flows of $1,701,128.

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

         The failure to obtain an increase in borrowing availability under, and to extend the expiration date of, the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws. See "Item 1. Business --

Risk Factors -- Ability to Continue as a Going Concern; Defaults under Credit Facility; Need for Additional Working Capital."

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ACOUNT MARKET RISK FOREIGN
CURRENCY

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

(d)   Consolidated  Statements of  Stockholders'  Equity for the years       F-5
      ended March 31, 1999, 1998 and  1997
(e) Consolidated Statements of Cash Flows for the years ended March 31, F-6 1999, 1998 and 1997
(f)   Notes to Consolidated Financial Statements                             F-7
(g)   Report of Moss Adams LLP regarding Schedule II - Valuation and         S-1
      Qualifying Accounts
(h)   Schedule II - Valuation and Qualifying Accounts                        S-2


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

                       SUMMARY ANNUAL COMPENSATION TABLE

                      Name and                                                                  All Other
                 Principal Position              Year          Salary          Bonus          Compensation
                 ------------------              ----          ------         ------          ------------

           Richard Gockelman,                    1999            $102,698              $0          $0
              Former President & CEO             1998                  $0              $0          $0
                                                 1997                  $0              $0          $0

           Ronald S. Deans,                      1999             $84,236              $0      $1,505 (1)
              Former President & CEO             1998            $249,160         $22,863      $5,559 (2)
                                                 1997            $204,967         $86,379          $0

         (1) Represents life insurance premiums paid by the Company in the amount of $1,084 and 401 (k) matching amounts of $421

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

         10.22 Convertible Subordinated Note between Geographics, Inc. and James L. Dorman, dated April 29, 1999, filed herewith.

         10.23 Convertible Subordinated Note between Geographics, Inc. and William T. Graham, dated April 29, 1999, filed herewith.

         10.24 Employment Agreement between Geographics, Inc. and James L. Dorman, dated April 16, 1999, filed herewith.

         11.1 Statement regarding computation of per share earnings.

         21.1              List of the subsidiaries of Geographics, Inc.

         23.1              Consent of Moss Adams LLP.

         27.1              Financial Data Schedule.


(B) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2000.

         GEOGRAPHICS, INC.



By:
         ------------------------------------
         James L. Dorman
         Chairman, Chief Executive Officer

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



         ------------------------------------
         James L. Dorman
         Chief Executive Officer
         and Chairman of the Board


         ------------------------------------
         William T. Graham
         Director


         ------------------------------------
         C. Joseph Barnette
         Director

                          INDEX TO FINANCIAL STATEMENTS



Report of Moss Adams LLP regarding Financial Statements                      F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998                    F-3
Consolidated Statements of Income for the years ended March 31, 1999,        F-4
1998, and 1997.
Consolidated Statements of Stockholders' Equity for the years ended          F-5
March 31, 1999, 1998, and 1997.
Consolidated Statements of Cash Flows for the years ended March 31,          F-6
1999, 1998, and 1997.
Notes to Consolidated Financial Statements.                                  F-7
Report of Moss Adams LLP regarding Schedule II--Valuation and                S-1
Qualifying Accounts
Schedule II--Valuation and Qualifying Accounts                               S-2

                                                               GEOGRAPHICS, INC.
                                                               TABLE OF CONTENTS
                                                   MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT..................................................................................1


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet...........................................................................................2

      Statement of Operations.................................................................................3

      Statement of Stockholders' Equity (Deficit) and Comprehensive Income....................................4

      Statement of Cash Flows.................................................................................5

      Notes to Financial Statements..........................................................................18

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






Bellingham, Washington
May 7, 1999

                                                               GEOGRAPHICS, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                  1999                 1998
                                                                          -------------------  --------------------
                                                                              As Restated            As Restated
                                                                                (Note 3)             (Note 3)

CURRENT ASSETS
    Cash                                                                  $           130,967  $            316,078
    Accounts receivable
       Trade receivables, net of allowance for doubtful
          accounts, sales returns and cash discounts of
          $896,663 in 1999 and $950,159 in 1998                                     3,048,755             4,145,660
       Other receivables                                                              261,091               148,050
    Inventory, net of allowance for obsolete inventory
       of $862,000 in 1999 and $586,000 in 1998                                     3,532,684             6,763,508
    Prepaid expenses, deposits, and other current assets                              853,357               731,307
                                                                          -------------------  --------------------
          Total current assets                                                      7,826,854            12,104,603

PROPERTY, PLANT AND EQUIPMENT, net                                                  9,945,634            12,881,118

OTHER ASSETS                                                                          367,501               340,043
                                                                          -------------------  --------------------

TOTAL ASSETS                                                              $        18,139,989  $         25,325,764
                                                                          ===================  ====================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Bank overdrafts                                                       $           253,425  $            301,716
    Note payable to bank                                                            4,896,912            11,300,808
    Accounts payable                                                                2,961,079             3,285,467
    Accrued liabilities                                                             2,896,332             2,738,919
    Current portion of long-term debt                                               3,072,601             3,350,344
                                                                          -------------------  --------------------
          Total current liabilities                                                14,080,349            20,977,254

LONG-TERM DEBT                                                                      3,776,432             4,853,254
                                                                          -------------------  --------------------
          Total liabilities                                                        17,856,781            25,830,508
                                                                          -------------------  --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    No par common stock - 100,000,000 authorized, 9,857,252
       issued and outstanding in 1999 and 1998                                     15,769,018            15,769,018
    Accumulated other comprehensive income                                           (157,223)               33,899
    Accumulated deficit                                                           (15,328,587)          (16,307,661)
                                                                          -------------------  --------------------
          Total stockholders' equity (deficit)                                        283,208              (504,744)
                                                                          -------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $        18,139,989  $         25,325,764
                                                                          ===================  ====================

See accompanying notes to these consolidated financial statements.             2
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                     1999             1998               1997
                                                               ---------------   ---------------  -----------------
                                                                  As Restated       As Restated       As Restated
                                                                    (Note 3)          (Note 3)           (Note 3)

SALES
    Sales                                                      $    23,127,452   $    25,884,553  $      18,669,472
    Less sales discounts and allowances                              3,072,438         3,868,653          1,618,330
                                                               ---------------   ---------------  -----------------
       Net sales                                                    20,055,014        22,015,900         17,051,142

COST OF SALES                                                       11,931,097        21,035,139         16,522,236
                                                               ---------------   ---------------  -----------------
       Gross margin                                                  8,123,917           980,761            528,906

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        11,290,080         9,070,006          8,127,710
                                                               ---------------   ---------------  -----------------
       Income (loss) from operations                                (3,166,163)       (8,089,245)        (7,598,804)
                                                               ---------------   ---------------  -----------------

OTHER INCOME (EXPENSE)
    Other income                                                       -                -                    24,907
    Miscellaneous expense                                               31,291           (38,365)         -
    Loss on sales of property and equipment                           (126,121)         (159,406)           (86,048)
    Reserve for impairment on EDP installation-in-progress             -                -                  (620,759)
    Interest expense                                                (1,220,695)       (1,413,219)          (805,079)
                                                               ---------------   ---------------  -----------------
       Total other income (expense)                                 (1,315,525)       (1,610,990)        (1,486,979)
                                                               ---------------   ---------------  -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                              (4,481,688)       (9,700,235)        (9,085,783)

INCOME TAX PROVISION (BENEFIT)                                         -                -                   (55,972)
                                                               ---------------   ---------------  -----------------

NET LOSS FROM CONTINUING OPERATIONS                                 (4,481,688)       (9,700,235)        (9,029,811)

DISCONTINUED OPERATIONS
    Income from operations of Core Business                            110,476           973,091          1,079,510
    Gain on disposal of Core Business, net of
       alternative minimum tax of $50,000                            5,350,286          -                 -
                                                               ---------------   ---------------  -----------------

NET INCOME FROM DISCONTINUED OPERATIONS                              5,460,762           973,091          1,079,510
                                                               ---------------   ---------------  -----------------

NET INCOME (LOSS)                                              $       979,074   $     8,727,144  $      (7,950,301)
                                                               ===============   ================ =================



BASIC EARNINGS PER SHARE
    Loss from continuing operations                               $   (0.45)        $  (1.01)        $   (0.97)
    Discontinued operations                                            0.55             0.10              0.12
                                                                  ---------         --------         ---------
    Net income (loss)                                             $    0.10         $  (0.91)        $   (0.85)
                                                                  =========         ========         =========

DILUTED EARNINGS PER SHARE
    Loss from continuing operations                               $   (0.45)        $  (1.01)        $   (0.97)
    Discontinued operations                                            0.55             0.10              0.12
                                                                  ---------         --------         ---------
    Net income (loss)                                             $    0.10         $  (0.91)        $   (0.85)
                                                                  =========         ========         =========

SHARES USED IN COMPUTING EARNINGS PER SHARE
    Basic                                                            9,857,252         9,626,335          9,322,278
                                                               ===============   ================ =================
    Diluted                                                          9,857,252         9,626,335          9,322,278
                                                               ===============   ================ =================

See accompanying notes to these consolidated financial statements.             3
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                                                            COMPREHENSIVE INCOME
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                                      Accumulated
                                                                          Retained       Other            Total            Total
                                                    Common Stock          Earnings    Comprehensive   Stockholders'    Comprehensive
                                                ----------------------    (Deficit)   Income (Loss)       Equity            Income
                                                 Shares        Amount   ------------- --------------  -------------   --------------
                                                ----------  ----------

BALANCE, March 31, 1996                          8,004,584  $9,620,068   $ 369,784    $     -         $   9,989,852

Comprehensive income
    Net income (loss)                             -           -         (7,950,301)         -            (7,950,301)  $  (7,950,301)

    Other comprehensive income
       Foreign currency translation adjustment    -           -          -                   (76,478)       (76,478)        (76,748)
                                                                                                                      --------------
          Total other comprehensive income        -           -          -                  -              -                (76,748)
                                                                                                                      --------------
    Comprehensive income                          -           -          -                  -              -          $  (8,027,049)
                                                                                                                      ==============
Proceeds from issuance of common stock           1,269,293   6,114,062   -                  -             6,114,062
Notes payable, converted to common stock            30,000      52,005   -                  -                52,005
Common stock issued for acquisition
    of subsidiary                                   50,000     200,000   -                  -               200,000
Common stock issued for cash on exercise
    of stock options and warrants                  114,000     345,883   -                  -               345,883
Revision of estimate of income tax benefit from
    exercise of stock options and warrants        -           (758,000)  -                  -              (758,000)
                                                ----------  ----------  ------------- --------------  -------------
BALANCE, March 31, 1997                          9,467,877  15,574,018    (7,580,517)        (76,478)     7,917,023
Comprehensive income
    Net income (loss)                             -           -           (8,727,144)       -            (8,727,144)  $  (8,727,144)
    Other comprehensive income
       Foreign currency translation adjustment    -           -          -                   110,377        110,377         110,377
                                                                                                                      --------------
          Total other comprehensive income        -           -          -                  -              -                110,377
                                                                                                                      --------------
    Comprehensive income                          -           -          -                  -              -          $  (8,616,767)
                                                                                                                      ==============
Issuance of common stock                           389,375     195,000   -                  -               195,000
                                                ----------  ----------  ------------- --------------  -------------
BALANCE, March 31, 1998 (as restated note 3)     9,857,252  15,769,018   (16,307,661)         33,899       (504,744)
Comprehensive income
    Net income (loss)                             -           -              979,074        -               979,074   $     979,074
    Other comprehensive income
       Foreign currency translation adjustment    -           -                             (191,122)      (191,122)       (191,122)
                                                                                                                      --------------
          Total other comprehensive income        -           -          -                  -              -               (191,122)
                                                                                                                      --------------
    Comprehensive income                          -           -          -                  -              -          $     787,952
                                                ----------  ----------  ------------- --------------  -------------   ==============
BALANCE, March 31, 1999 (as restated note 3)     9,857,252 $15,769,018  $(15,328,587)     $ (157,223)   $   283,208
                                                ==========  ==========  ============= ==============  =============


See accompanying notes to these consolidated financial statements.             4
--------------------------------------------------------------------------------

                                                               GEOGRAPHICS, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
                           Increase (Decrease) in Cash

                                                                     1999             1998               1997
                                                               ---------------   ---------------  -----------------
                                                                 As Restated       As Restated
                                                                  (Note 3)          (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $       979,074   $    (8,727,144) $      (7,950,301)
Adjustments to reconcile net income to net
cash flows from operating activities
    Depreciation and amortization                                    2,855,906         1,849,706          1,372,292
    Deferred income taxes                                              -                -                   404,000
    Gain on sale of core business                                   (5,350,286)         -                  -
    Loss on sales and disposal of property and equipment               126,121           159,406             86,048
    Reserve for impairment on EDP installation-in-progress             -                -                   620,759
    Services rendered in exchange for common stock                     -                 195,000           -
Changes in noncash operating assets and liabilities
    Trade receivables                                                1,096,906         2,508,840         (1,500,098)
    Related party receivables                                          -                -                   899,422
    Other receivables                                                 (113,041)          845,193           (930,671)
    Inventory                                                        2,395,474         2,694,366           (121,153)
    Prepaid expenses, deposits and other current assets               (122,050)          162,176            (44,402)
    Accounts payable                                                  (324,388)          863,699           (212,830)
    Accrued liabilities                                                157,412           593,889            920,286
    Income tax payable                                                 -                -                  (145,278)
                                                               ---------------   ---------------  -----------------
       Net cash flows from operating activities                      1,701,128         1,145,131         (6,601,926)
                                                               ---------------   ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in (repayment of) bank overdrafts                         (48,291)         (165,729)           467,445
    Net borrowings (repayment of) on note payable to bank           (6,403,896)        2,651,418          3,326,451
    Proceeds from long-term debt borrowings                            -                -                 2,333,526
    Repayment of long-term debt                                     (1,354,565)       (1,790,535)          (875,134)
    Repayments of notes payable to officer/directors                   -                (850,000)          (362,706)
    Proceeds from issuance of common stock                             -                -                 6,459,945
    Foreign currency translation                                      (191,122)          110,377            (76,478)
                                                               ---------------   ---------------  -----------------
       Net cash flows from financing activities                     (7,997,874)          (44,469)        11,273,049
                                                               ---------------   ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of core business                          6,448,073          -                  -
    Purchase of plant and equipment                                   (308,980)       (1,933,911)        (4,159,500)
    Proceeds from sales of equipment                                   -                  75,000             50,887
    Net repayments to partnerships                                     -                -                   (34,484)
    (Increase) decrease in other assets                                (27,458)          665,570           (169,297)
                                                               ---------------   ---------------  -----------------
       Net cash flows from investing activities                      6,111,635        (1,193,341)        (4,312,394)
                                                               ---------------   ---------------  -----------------

NET CHANGE IN CASH                                                    (185,111)          (92,679)           358,729

CASH, beginning of year                                                316,078           408,757             50,028
                                                               ---------------   ---------------  -----------------

CASH, end of year                                              $       130,967   $       316,078  $         408,757
                                                               ===============   ===============  =================

NONCASH INVESTING AND FINANCING ACTIVITIES
    Financing obtained in acquisition of equipment             $       -         $     2,199,088  $       1,989,895
                                                               ===============   ===============  =================
    Issuance of common stock in exchange for services rendered $       -         $       195,000  $        -
                                                               ===============   ===============  =================
    Issuance of common stock on conversion of notes payable,
       debentures and other liabilities                        $       -         $      -         $          52,005
                                                               ===============   ===============  =================
    Issuance of common stock for acquisition of subsidiary     $       -         $      -         $         200,000
                                                               ===============   ===============  =================
    Income tax benefit (expense) related to exercise of stock

See accompanying notes to these consolidated financial statements.            5
--------------------------------------------------------------------------------

       options and warrants                                    $       -         $      -         $        (758,000)
                                                               ===============   ===============  =================

See accompanying notes to these consolidated financial statements.            6
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

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Depreciation is provided based on useful lives of three to forty years, using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation and amortization expense on equipment, including amortization expense on capitalized leased equipment, was $2,776,372, $1,729,706 and $1,280,801 during the years ended March 31, 1999, 1998 and 1997, respectively.

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

        - DEPRECIATION - Depreciation represents an expense allocation matching asset costs to revenue earned over the estimated lives of assets owned by the Company. Periodically, the Company re-evaluates the lives and methods of depreciation applied to its property and equipment and considers such things as general condition and utility, technological status and economic viability. Such evaluations may result in the Company's revision and adjustment of asset carrying values in relatively short-term time periods.

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

NOTE  3 - RESTATEMENTS AND RECLASSIFICATIONS

        The Company has restated its annual consolidated financial statements for the years ended March 31, 1999 and 1998. The following sets forth the effect and explanation of the adjustments and reclassifications described in (a)-(h) below:



                                               As Previously                                                      As
                                               Reported           Adjustments                                  Restated
                                               --------           -----------                                  --------
At March 31, 1999:

    Accounts receivable, net                   $     3,187,527    $       (138,772)  (a)                     $  3,048,755

    Current assets                                   7,965,626            (138,772)  (a)                        7,826,854

    Total Assets                                    18,278,761            (138,772)  (a)                       18,139,989

                                                                                                                      -
    Accrued Liabilities                              2,496,178             400,154   (b)(c)(d)(e)(g)            2,896,332

    Current Liabilities                              3,680,195             400,154   (b)(c)(d)(e)(g)           14,080,349

    Total Liabilities                                7,456,627             400,154   (b)(c)(d)(e)(g)           17,856,781

    Accumulated Deficit                            (14,789,661)           (538,926)  (a)(c)(d)(e)(f)(g)       (15,528,587)

    Stockholders' Equity                               822,134            (538,926)  (a)(c)(d)(e)(f)(g)           283,208

    Total Liabilities and Stockholders'        $    18,278,761    $       (138,772)                           $18,139,989
    Equity

                                              As Previously       Adjustments and                           As
                                              Reported            Reclassifications                         restated
                                                                  -----------------
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

    Basic and diluted earnings (loss) per
    share                                     $           0.15    $                                         $        0.10

For the year ended March 31, 1998:


                                              As Previously       Adjustments and                         As
                                              Reported            Reclassifications                       Restated
                                                                  -----------------
    Sales returns and allowances                     5,908,263          (2,039,610)  (a)(b)(h)                  3,868,653

    Net sales                                       19,976,290           2,039,610   (a)(b)(h)                 22,015,900

    Gross Margin                                    (1,058,849)          2,039,610   (a)(b)(h)                    980,761

    Selling, General and Administrative
    Expenses                                         6,952,870           2,117,136   (h)                        9,070,006

    Income (loss) from Operations                   (8,011,719)            (77,526)  (a)(b)(h)                 (8,089,245)

    Income (loss) from Continuing
    Operations                                      (9,622,709)            (77,526)                            (9,700,235)

    Net Income (Loss)                                                      (77,526)                            (8,727,144)

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

(e) During the fiscal quarter ended March 31, 1999, the Company implemented a new accounting program to calculate costs associated with customer promotions. Subsequently, the Company discovered that the pro gram was not accurate in calculating these costs. This error resulted in an understatement of sales, general and administrative expenses for the year ended March 31, 1999 by $261,310.

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

NOTE 4 - DIVESTITURE

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

        Summarized results of operations for the Core Business for fiscal years 1999, 1998 and 1997 are as follows:

                                                                             1999            1998             1997
                                                                        --------------  --------------  -------------
        Net sales                                                       $      751,539  $    6,598,881  $   6,789,364
                                                                        ==============  ==============  =============
        Operating income                                                $      139,035  $    1,222,688  $   1,337,506
                                                                        ==============  ==============  =============
        Income from discontinued operations                             $      110,476  $      973,091  $   1,079,510
                                                                        ==============  ==============  =============

NOTE 5 - INVENTORY

                                                                                             1999            1998
                                                                                        --------------  -------------
        Raw materials                                                                   $      513,090  $     609,183
        Work-in-progress                                                                       671,946      1,483,308
        Finished goods                                                                       3,209,519      5,257,515
                                                                                        --------------  -------------
                                                                                             4,394,555      7,350,006
        Less allowance for obsolete inventory                                                  861,871        586,498
                                                                                        --------------  -------------
                                                                                        $    3,532,684  $   6,763,508
                                                                                        ==============  =============

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                                           Accumulated
                                                                          Depreciation          Net Book Value
                                                                               And       ----------------------------
                                                             Cost         Amortization       1999            1998
                                                        -------------   ---------------  --------------  ------------
        Land                                            $      114,563  $       -        $     114,563   $    114,563
        Buildings                                            3,874,478         944,568       2,929,910      3,021,655
        Machinery & equipment                                3,207,792       1,638,057       1,569,735      2,050,279
        Machinery & equipment under capital lease            7,000,573       1,850,064       5,150,509      5,832,538
        Display racks                                          -                -              -            1,627,688
        Computers and software                                 111,428          61,596          49,832        169,154
        Automobiles                                            106,452          84,789          21,663         47,476
        Leasehold improvements                                 -                -              -               17,765
        EDP installation-in-progress                           109,422          -              109,422         -
                                                        --------------  ---------------  -------------   ------------
                                                        $   14,524,708  $    4,579,074   $   9,945,634   $ 12,881,118
                                                        ==============  ===============  =============   ============


NOTE 7 - OTHER ASSETS

                                                                                             1999            1998
                                                                                        --------------  -------------
        Other                                                                           $      233,266  $     205,808
        Trademarks                                                                             134,235        134,235
                                                                                        --------------  -------------
                                                                                        $      367,501  $     340,043
                                                                                        ==============  =============

NOTE 8 - FINANCING ARRANGEMENTS

                                                                                             1999            1998
                                                                                        --------------  -------------
        Installment notes payable to a bank, fixed interest rates ranging from
        8.825% to 10%, payable in monthly installments through November 2010,
        collateralized by real estate.                                                  $    2,018,898  $   2,200,029

        Capital lease  obligations  collateralized  by certain equipment and fixtures,
        with imputed interest at rates ranging from 8.25% to 11.42%.                         4,808,965      5,877,633

        Installment notes payable to banks, interest rates ranging from fixed at
        9.75% to variable rates from prime plus 1% to prime plus 1.5%, payable in
        monthly installments through October 2000, collateralized by certain equipment.         21,171        125,936
                                                                                        --------------  -------------

                                                                                             6,849,034      8,203,598
        Less current portion                                                                 3,072,602      3,350,344
                                                                                        --------------  -------------
                                                                                        $    3,776,432  $   4,853,254
                                                                                        ==============  =============

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

        At March 31, 1999, the terms of the agreements provide principal payments on long-term debt and capital lease obligations as follows:

                    2000                                                                $    3,072,602
                    2001                                                                     1,086,976
                    2002                                                                       932,681
                    2003                                                                       691,268
                    2004                                                                       689,821
                 Thereafter                                                                    375,686
                                                                                        --------------
                                                                                        $    6,849,034

        Future minimum lease payments under capital leases, together with the present value of minimum lease payments as of March 31, 1999, are as follows:

                    2000                                                                $    1,546,712
                    2001                                                                     1,409,104
                    2002                                                                     1,106,711
                    2003                                                                       823,276
                    2004                                                                       820,199
                 Thereafter                                                                    354,911
                                                                                        --------------
          Total minimum lease payments                                                       6,060,913
          Less amount representing imputed interest                                          1,251,948
                                                                                        --------------
          Present value of minimum lease payments                                       $    4,808,965
                                                                                        ==============

NOTE 9 - FEDERAL INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

                                                                             1999            1998            1997
                                                                        --------------  --------------  -------------
        Current provision (benefit)                                     $      -        $      -        $    (459,972)
        Deferred provision (benefit)                                           -               -              404,000
                                                                        --------------  --------------  -------------
               Total income tax provision (benefit)                     $      -        $      -        $     (55,972)
                                                                        ==============  ==============  =============

         Income taxes are allocated between continuing and discontinued operation as follows:

                                                                             1999            1998            1997
                                                                        --------------  --------------  -------------
        Total income tax provision (benefit)                            $      -        $      -        $     (55,972)
        Amounts applicable to discontinued operations                          -               -               -
                                                                        --------------  --------------  -------------
               Taxes allocated to continuing operations                 $      -        $      -        $     (55,972)
                                                                        ==============  ==============  =============


        The total tax provision differs from the amount computed using the statutory federal income tax rate as follows:

                                                           1999                     1998                   1997
                                                 ------------------------  ---------------------  ----------------------
                                                    Amount          %         Amount        %        Amount        %
                                                 ------------   ---------  -----------  --------  ------------  --------
           Tax expense (benefit) at statutory
               rate on continuing operations     $ (1,524,000)    (34.0)   $(3,298,000)  (34.0)   $ (3,089,000)  (34.0)
           Exercise of stock options
               and warrants                             -           -          367,000     3.8        (758,000)   (8.2)
           Other differences, net                     240,000       5.3        548,000     5.6        (350,972)   (3.4)
           Change in valuation allowance
               for deferred tax assets               (592,000)    (13.2)     2,053,000    21.1       3,774,000    41.5
           Alternative minimum tax allocated
               to discontinued operations             (50,000)     (1.1)
           Benefit absorbed by income from
               discontinued operations              1,926,000      43.0        330,000     3.5         368,000     4.0
                                                 ------------   -------    -----------  ------    ------------  --------
               Total income tax provision
                  (benefit)                      $      -           -      $     -          -     $    (55,972)    (.1)
                                                 ============   =======    ===========  ======    ============  ========

        The significant components of deferred income tax expense (benefit) are as follows:

                                                                             1999            1998             1997
                                                                        --------------  --------------  -------------
           Change in valuation allowance for deferred tax assets        $     (592,000) $    2,053,000  $   3,774,000
           Depreciation of plant and equipment                                (138,000)        302,000        244,000
           Amortization of goodwill and intangibles                             78,000          17,000         31,000
           Change in allowance for doubtful accounts                            79,000        (259,000)        (8,000)
           Inventory differences                                               (24,000)        239,000       (416,000)
           Effect of net operating loss carryforwards                          593,000      (2,340,000)    (3,162,000)
           Other differences, net                                                4,000         (12,000)       (59,000)
                                                                        --------------  --------------  -------------
               Total deferred income tax expense (benefit)              $        -      $      -        $     404,000
                                                                        ==============  ==============  =============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                             1999           1998
                                                                                        -------------   -------------
        Deferred Tax Assets
           Net operating losses                                                         $    4,970,000  $   5,570,000
           Inventory, principally due to additional cost inventoried for tax purposes
               and financial statement allowances                                              260,000        236,000
           Goodwill and intangible assets, principally due to amortization differences         254,000        332,000
           Accruals for financial reporting purposes                                            30,000              -
           Alternative minimum tax credit carryforwards                                         83,000         70,000
           Accounts receivable, due to allowance for doubtful accounts                         238,000        317,000
           Other differences, net                                                               22,000         62,000
                                                                                        --------------  -------------
                  Net deferred tax assets                                                    5,857,000      6,587,000

        Deferred Tax Liabilities
           Plant and equipment, principally due to depreciation differences                    622,000        760,000
                                                                                        --------------  -------------
                  Net deferred tax assets before valuation allowance                         5,235,000      5,827,000
           Valuation allowance                                                              (5,235,000)    (5,827,000)
                                                                                        --------------  -------------
                  Net deferred tax assets                                               $      -        $      -
                                                                                        ==============  =============

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

        Net operating loss carryforwards approximating $11,600,000 are available to offset future taxable income through 2013. In addition, net operating losses on foreign operations of approximately $1,800,000 are available to the Company subject to foreign tax rules.


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

        The following assumptions were used to estimate the fair value of the options:

                                                                                           1999
                                                                                       ------------
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

        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma earnings is shown below:

        Pro forma disclosures

                                                                                           1999
                                                                                      --------------
        Net income as reported                                                        $     701,459
        Additional compensation for fair value of stock options                       $      36,000
        Pro forma net income                                                          $     737,459

        Pro forma earnings per share

          Basic                                                                          $   0.07
          Diluted                                                                        $   0.07

        The changes in stock options outstanding are as follows:

                                                                    Nonqualified
                                                                    Common Stock              Option Price
                                                                      Options                   Per Share
                                                                  ----------------        ----------------------
        BALANCE, March 31, 1996                                            320,000
           Granted                                                         -
           Exercised                                                      (144,000)          $  .73  to 2.56
           Expired                                                          (2,500)          $     3.04
                                                                  ----------------
        BALANCE, March 31, 1997                                            173,500
           Granted                                                         -
           Exercised                                                       -
           Expired                                                         -
                                                                  ----------------
        BALANCE, March 31, 1998                                            173,500
           Granted                                                         100,000           $      .47
           Exercised                                                       -
           Expired                                                         (10,000)          $      .83
                                                                  ----------------
        BALANCE, March 31, 1999                                            263,500
                                                                  ================

                                              Options Outstanding                        Options Exercisable
                              --------------------------------------------------- ---------------------------------
                                                    Weighted
                                                     Average          Weighted                          Weighted
              Range of                              Remaining          Average                           Average
              Exercise             Number          Contractual        Exercise         Number           Exercise
               Prices            Outstanding          Life              Price        Exercisable          Price
       ---------------------  ---------------  ----------------- ---------------- ---------------  ----------------
              Up to $1              100,000       1.25 years          $0.47             100,000         $0.47
              $1 to $2               76,000       1.29 years          $1.44              76,000         $1.44

              $2 to $4               87,500       1.54 years          $2.75              87,500         $2.75

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


NOTE 11 - EARNINGS PER SHARE

        The numerators and denominators of basic and diluted earnings per share are as follows:

                                                                     1999             1998               1997
                                                              ----------------   ---------------  -----------------
        Net income (loss) (numerator)                         $        979,074   $    (8,727,144) $      (7,950,301)
                                                              ================   ================ ==================
        Shares used in the calculation (denominator)
          Weighted average shares outstanding                        9,857,252         9,626,335          9,322,278
          Effect of dilutive stock options                             -                -                  -
                                                              ----------------   ---------------  -----------------
          Diluted shares                                             9,857,252         9,626,335          9,322,278
                                                              ================   ===============  =================

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


NOTE 12 - RELATED PARTY TRANSACTIONS

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


NOTE 13 - EMPLOYEE BENEFIT PLANS

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

                                                                                   Fiscal Year
                                                               ----------------------------------------------------
        Net sales to domestic and foreign customers                  1999             1998               1997
                                                               ---------------   ---------------  -----------------
          North America                                        $    16,488,463   $    19,822,459  $      15,510,118
          United Kingdom                                             1,021,474           613,192            351,327
          Other European Countries                                   1,054,000           584,000            364,000
          Australia                                                  1,491,077           996,249            825,697
                                                               ---------------   ---------------  -----------------
              Total                                            $    20,055,014   $    22,015,900  $      17,051,142
                                                               ===============   ===============  =================
        Operating profit or (loss)
          North America                                        $    (2,581,464)  $    (7,559,298) $      (8,548,031)
          United Kingdom                                              (550,609)         (489,263)          (727,467)
          Australia                                                    (34,090)           40,684            189,715
                                                               ---------------   ---------------  -----------------
              Total                                            $    (3,166,163)  $    (8,089,245) $      (9,085,783)
                                                               ===============   ===============  =================

                                                                                   Fiscal Year
                                                               ----------------------------------------------------
                                                                     1999             1998               1997
                                                               ---------------   ---------------  -----------------
        Long-lived assets
          United States                                        $     9,778,864   $    12,646,787  $      10,559,587
          Canada                                                       -                  36,510             71,886
          United Kingdom                                               108,793           148,200            164,399
          Australia                                                     57,977            49,621             36,359
                                                               ---------------   ---------------  -----------------
              Total                                            $     9,945,634   $    12,881,118  $      10,832,231
                                                               ===============   ===============  =================

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


NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       1999             1998               1997
                                                                 ----------------  ---------------   ----------------
        Cash paid during the year for interest                   $      1,044,421  $     1,659,150   $        995,691
                                                                 ================  ===============   ================
        Net cash paid (refund) during the year for income taxes  $       -         $      (371,528)  $        304,303
                                                                 ================  ===============   ================

         Interest expense of approximately $27,800, $250,000 and $258,000 was included in income from discontinued operations during 1999, 1998 and 1997, respectively.


NOTE 17 - LIQUIDITY AND OPERATIONS

        As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $4,481,688 and $9,700,235 for the years ended March 31, 1999 and 1998, respectively. As a result of these losses, the Company's failure to comply with certain covenants under its line of credit and other factors, the report of the Company's auditors states that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

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

NOTE 18 - SUBSEQUENT EVENTS

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

NOTE 19 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        As a result of management's year end closing procedures, and review of accounting practices and estimates, significant year end adjustments were recorded. These adjustments included a change in accounting principle for the write-off of store racks of approximately $1,071,000, as described in Note 3. Adjustments reducing net income were also made to reduce certain computer consulting expenditures previously capitalized of approximately $125,000.

NOTE 20 - STOCK EXCHANGE LISTING REQUIREMENTS

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

                                   SCHEDULE II

                                GEOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT                                             BALANCE AT
       YEAR ENDED MARCH 31                          APRIL 1          ADDITIONS        DEDUCTIONS          MARCH 31
       -------------------                          -------          ---------        ----------          --------
Allowance for Doubtful Accounts,
  Sales Returns and Cash Discounts
              1997                                  146,926            772,221           104,306           814,841
              1998                                  814,841          1,414,907         1,279,589           950,159
              1999                                  930,958          1,511,520         1,545,815           896,663

Allowance for Obsolete Inventory
              1997                                  100,000          1,190,000          -                1,290,000
              1998                                1,290,000            963,309         1,666,811           586,498
              1999                                  586,498            753,639           478,266           861,871


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