Form 10-Q/A
period 1999-06-30
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 6, 1999 was $4,618,813 based on a closing sales price of $0.46875 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, no par value, as of August 6, 1999 was 9,857,252.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                EXPLANATORY NOTE

Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three months ended June 30, 1999, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

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

                                TABLE OF CONTENTS
                                   (CONTINUED)


                                                                                                                      PAGE



PART I   ...............................................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

                  FORWARD-LOOKING STATEMENTS............................................................................1

                  RESULTS OF OPERATIONS.................................................................................2

                  LIQUIDITY AND CAPITAL RESOURCES.......................................................................2

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................4

PART II  ...............................................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         SALES OF UNREGISTERED SECURITIES...............................................................................4

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................5

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................7

SIGNATURE...............................................................................................................7


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

RESULTS OF OPERATIONS

         NET SALES. Net sales decreased 13.9% to $4,986,364 in the quarter ended June 30, 1999 from $5,793,832 in the quarter ended June 30, 1998. The decrease was attributable to the loss of a key account in late fiscal 1998 ($345,000) and significantly lower sales in Europe which decreased $130,000 or 27.3% from 1998 and was caused in part by the Company's inability to produce product due to a lack of working capital. In addition, the Company made higher accruals for customer program costs and credits ($1,045,498 or 18.8% of gross sales for the quarter ended June 30, 1999 compared to $663,222 or 10.7% of gross sales for the quarter ended June 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 26.9% in the quarter ended June 30, 1999, from 35.7% in the same period in fiscal 1998. The lower gross margin is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's materials and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs. Management is currently and will continue to explore ways to improve manufacturing efficiency.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $1,489,995 (26.9% of gross sales) in the quarter ended June 30, 1999 from $1,937,153 (31.4% of gross sales) in the same period in fiscal 1998. This decrease is primarily attributable to a decrease in salaries ($105,000), consulting expenses ($203,000), and legal fees ($79,000).

         OTHER INCOME (EXPENSE). Other income for the quarter ended June 30, 1999 amounted to $172,392 compared to $5,495,189 for the quarter ended June 30, 1998. The difference is due to the income and gain attributed to the sale of the Company's sign and lettering division during the quarter ended June 30, 1998. The income and gain attributed to this segment amounted to $5,607,580, net of tax of $50,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Shareholders of Geographics, Inc. held on April 16, 1999, the Board of Directors adopted the proposal to remove all current members of the Board of Directors of the Corporation by the votes indicated below:


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

         On July 1, 1999, the Company acquired the rights from Innovative Storage Designs, Inc. for $254,000 in cash and securities to a KD (Knock Down - Ready to Assemble) file cabinet and storage box which can be used in combination. The file cabinets will accommodate letter, legal, and A4 files and can be stacked from two though four high. The Company has also acquired the patent rights.

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

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                       FOR THE QUARTER ENDED JUNE 30, 1999




Exhibit
Number
-------

27.1              Financial Data Schedule

                           GEOGRAPHICS, INC
                      CONSOLIDATED BALANCE SHEET
                AS OF JUNE 30, 1999 AND MARCH 31, 1999
                              (UNAUDITED)

                                ASSETS



                                                                        JUNE 30, 1999                   MARCH 31, 1999
                                                                       -----------------             --------------------
                                                                           RESTATED                        RESTATED
                                                                           (NOTE 2)                        (NOTE 2)

CURRENT ASSETS
  Cash                                                                 $        159,769              $           130,967
  Accounts receivable
    Trade receivables, net                                                    2,494,938                        3,048,755
    Other receivables                                                           125,263                          261,091
  Inventory, net of allowance for obsolete inventory of
    $688,000 and $862,000 at June 30 and March 31, 1999                       3,187,510                        3,532,684
  Prepaid expenses, deposits, and other current assets                          482,214                          853,357
                                                                       -----------------             --------------------
      Total current assets                                                    6,449,694                        7,826,854

PROPERTY, PLANT AND EQUIPMENT, NET                                            9,681,652                        9,945,634

OTHER ASSETS                                                                    354,256                          367,501
                                                                       -----------------             --------------------
TOTAL ASSETS                                                           $     16,485,602              $        18,139,989
                                                                       =================             ====================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdrafts                                                      $        279,121              $           253,425
  Note payable to bank                                                        4,321,189                        4,896,912
  Accounts payable                                                            3,264,797                        2,961,079
  Accrued liabilities                                                         1,720,935                        2,896,332
  Current portion of long-term debt                                           3,172,601                        3,072,601
                                                                       -----------------             --------------------
      Total current liabilities                                              12,758,643                       14,080,349

Long-Term Debt                                                                3,448,032                        3,776,432
                                                                       -----------------             --------------------
      Total liabilities                                                      16,206,675                       17,856,781
                                                                       -----------------             --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  No par common stock - 100,000,000 authorized, 9,857,252
    issued and outstanding at June 30 and March 31, 1999                     15,769,018                       15,769,018
  Accumulated other comprehensive income                                       (156,622)                        (157,223)
  Accumulated deficit                                                       (15,333,469)                     (15,328,587)
                                                                       -----------------             --------------------
      Total stockholders' equity (deficit)                                      278,927                          283,208
                                                                       -----------------             --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $     16,485,602              $        18,139,989
                                                                       =================             ====================




                          GEOGRAPHICS, INC
                CONSOLIDATED STATEMENT OF OPERATIONS
         THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                             (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                            1999                            1998
                                                                      ------------------             --------------------
                                                                          Restated                        RESTATED
                                                                          (NOTE 2)                        (NOTE 2)
SALES                                                                 $       5,545,416              $         6,165,468
  Allowances and Credits                                                       (307,109)                        (271,230)
  Sales Returns                                                                (251,943)                        (100,406)
                                                                      ------------------             --------------------
    Net Sales                                                                 4,986,364                        5,793,832

COST OF SALES                                                                 3,496,369                        3,591,795
                                                                      ------------------             --------------------

  Gross Margin                                                                1,489,995                        2,202,037

S.G.& A. EXPENSES                                                             1,428,923                        1,937,153
                                                                      ------------------             --------------------

  Operating Income (Loss)                                                        61,072                          264,884

OTHER INCOME (EXPENSE)
  Interest Expense                                                             (237,745)                        (337,480)
  Other Income (Expense)                                                        172,392                          (15,573)
                                                                      ------------------             --------------------
    Total Other Income (Expense)                                                (65,353)                        (353,053)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                     (4,281)                         (88,169)

DISCONTINUED OPERATIONS
  Income from and gain on disposal of Core Business                                   -                        5,510,762
                                                                      ------------------             --------------------

NET INCOME (LOSS)                                                     $          (4,281)             $         5,422,593
                                                                      ==================             ====================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                               $           (0.00)             $              0.55
                                                                      ==================             ====================
  Diluted                                                             $           (0.00)             $              0.55
                                                                      ==================             ====================

SHARES USED IN COMPUTING EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                                       9,857,252                        9,857,252
                                                                      ==================             ====================
  Diluted                                                                     9,857,252                        9,857,252
                                                                      ==================             ====================

                          GEOGRAPHICS. INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  1999                      1998
                                                                          ----------------------     -------------------
                                                                                RESTATED                  RESTATED
                                                                                (NOTE 2)                  (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $             (4,281)      $       5,422,593
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                                        341,812                 432,261
  (Gain) loss on sale/disposal of property and equipment                                 1,770
Changes in noncash operating assets and liabilities
  Trade receivables                                                                    553,817                 652,823
  Other receivables                                                                    135,828                (123,466)
  Inventory                                                                            345,174               1,519,114
  Prepaid expenses, deposits and other assets                                          371,143                (248,440)
  Accounts payable                                                                     303,718                 (61,533)
  Accrued liabilities                                                               (1,175,397)               (181,407)
                                                                         ----------------------     -------------------
    Net cash flows from operating activities                                           873,584               7,411,945

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdrafts                                                           25,696                (102,772)
  Net borrowings on note payable to bank                                              (575,723)             (7,025,631)
  Repayment of long-term debt                                                         (328,400)               (335,542)
  Proceeds from notes payable to officers and directors                                100,000                       -
  Net change, foreign currency translation                                                 601                 (41,933)
                                                                         ----------------------     -------------------
    Net cash flows from financing activities                                          (777,826)             (7,505,878)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                                      (80,202)                (31,808)
  Decrease in other assets                                                              13,245                       -
                                                                         ----------------------     -------------------
    Net cash flows from investing activities                                           (66,957)                (31,808)

NET CHANGE IN CASH                                                                      28,801                (125,741)
CASH, BEGINNING OF PERIOD                                                              130,967                 316,078
                                                                         ----------------------     -------------------
CASH, END OF PERIOD                                                      $             159,768      $          190,337
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


NOTE 2- RESTATEMENT AND RECLASSIFICATIONS

The Company has determined to restate its annual consolidated financial statements and its quarterly condensed consolidated financial statements for the years ended March 31, 1999 and 1998, and interim quarters of 2000 . The following sets forth the effect and explanation of these adjustments and reclassifications:


                                                     AS PREVIOUSLY                                       AS
                                                        REPORTED           ADJUSTMENTS                RESTATED
                                                        --------           -----------                --------
AT JUNE 30, 1999:
       Accounts receivable, net                      $  2,633,710      $    (138,772) (a)          $  2,494,938
       Current assets                                   6,588,466           (138,772) (a)             6,449,694
       Total Assets                                    16,624,374           (138,772) (a)            16,485,602
                                                                                                              -
       Accrued Liabilities                              1,496,409            224,526  (b)             1,720,935
       Current Liabilities                             12,534,117            224,526  (b)            12,758,643
       Total Liabilities                               15,982,149            224,526  (b)            16,206,675
       Accumulated Deficit                            (14,970,171)          (363,298) (a)(b)        (15,333,469)
       Stockholders' Equity                               642,225           (363,298) (a)(b)            278,927
       Total Liabilities and Stockholders' Equity    $ 16,624,374      $    (138,772) (a)          $ 16,485,602


                                                      AS PREVIOUSLY       ADJUSTMENTS AND                 AS
                                                        REPORTED         RECLASSIFICATIONS             RESTATED
                                                        --------         -----------------             --------
FOR THE QUARTER ENDED JUNE 30, 1999:
       Net sales                                     $  4,499,918      $     486,446 (e)(g)        $  4,986,364
       Gross Margin                                     1,003,549      $     486,446 (e)(g)           1,489,995
       Selling, General and Administrative Expenses     1,118,105      $     310,818 (c)(d)(f)        1,428,923
       Income (loss) from Operations                     (114,556)     $     175,628 (c)(d)(f)           61,072
       Net Income (loss)                             $   (179,909)     $     175,628 (c)(d)(f)     $     (4,281)
       Net Income(Loss) Per Share                    $      (0.02)     $        0.02               $          -

(a) In preparing its prior financial statements, Geographics relied on information of a former sales manager. Geographics later discovered that this former sales manager, who has since been terminated, failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the years ended March 31, 1998 and 1999 of $19,201 and 119,571, respectively.
(b) Geomarketing Canada ("GMC"), a wholly-owned subsidiary of Geographics, is required to pay Canadian goods and services tax on the value of items sold in Canada. However, subsequent to June 30, 1999, Geographics discovered that GMC was declaring the goods at Canadian customs at a value that is less than the amount charged to its customers. This resulted in an understatement sales, general and administrative expenses for the years ended March 31, 1998 and 1999 by $78,828 and $166,201, respectively.
(c) At March 31, 1999, Geographics accrued $132,500 severance costs for certain former executives of Geographics. The restatement reflects Geographics' change in its accounting practices so as to accrue these expenses in the period in which they incurred in accordance with Staff Accounting Bulletin 100, dated November 24, 1999.
(d) At March 31, 1999, Geographics accrued an estimated amount of $200,000 for incurred, but unbilled legal expenses. Subsequently, it was confirmed that the actual incurred legal expenses was approximately $100,000.
(e) During the fiscal quarter ended March 31, 1999, Geographics implemented a new accounting program to calculate costs associated with customer promotions. Subsequently, Geographics discovered that the program did not accurate calculate these costs. This error resulted in an understatement of sales, general and administrative expenses for the year ended March 31, 1999 by $261,310.
(f) In connection with the sale of its sign business in the year ended March 31, 1999, Geographics mistakenly received approximately $146,818 in escrowed amounts that it was not entitled to. Geographics initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, Geographics never made a reserve for the potential loss of the funds. This resulted in an understatement of sales, general and administrative expenses from discontinued operations for the year ended March 31, 1999 of $146,818.
(g) Reflects an accounting change to classify "back-end selling expenses," or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the three months ended March 31, 1999 in the amount of $225,136.