Form 10-Q/A
period 1999-09-30
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

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

                                EXPLANATORY NOTE

Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and six months ended September 30, 1999, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27.1, no other information included in the original report on Form 10-Q is amended by this amendment, and such information is not included as part of this Amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Outlook: Issues and Uncertainties" included in
Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.


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

                   FORWARD-LOOKING STATEMENTS............................................................................1

                   RESULTS OF OPERATIONS.................................................................................2

                   LIQUIDITY AND CAPITAL RESOURCES.......................................................................3

          ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................4

PART II - OTHER INFORMATION..............................................................................................4

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

          ITEM 5 - OTHER INFORMATION.....................................................................................5

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................5

SIGNATURE................................................................................................................6

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

         NET SALES. Net sales increased 41.5 % to $7,035,426 in the quarter ended September 30, 1999 from $4,971,023 in the quarter ended September 30, 1998. The increase was attributable to new business generated from Sam's Club, an increase in the Company's seasonal programs, and significantly higher sales in Europe, which increased 48.2% from fiscal 1999. In addition, the Company made higher accruals for customer program costs and credits ($1,521,694 or 13.5% of gross sales for the quarter ended September 30, 1999 compared to $707,172 or 12.5% of gross sales for the quarter ended September 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 25.0% in the quarter ended September 30, 1999, from 34.5% in the same period in fiscal 1999. The lower gross margin percentage is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's paper (4.43%) and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs. Management is continuing to implement ways to improve manufacturing efficiency.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. While selling, general and administrative expenses increased to $1,900,885 in the quarter ended September 30, 1999 from $1,649,800 in the same period in fiscal 1999, the Company saw a decrease in these expenses on a percentage of sales basis to 27% in the quarter ended September 30, 1999 from 33.2% during the quarter ended September 30, 1998. The increase is primarily attributable to an increase in administrative salaries ($52,527) and travel expenses ($50,030).

         OTHER INCOME (EXPENSE). Other income for the quarter ended September 30, 1999 amounted to $137,279 compared to other expense of $24,641 for the quarter ended September 30, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors.

         INTEREST EXPENSE. Interest expense decreased to $183,824 (2.3% of gross sales) during the quarter ended September 30, 1999, compared to $270,429 (5.1% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

Six Months Ended September 30, 1999 vs. Six Months Ended September 30, 1998

         NET SALES. Net sales increased 11.9% to $12,01,90 in the six months ended September 30, 1999 from $10,764,864 in the six months ended September 30, 1998. The increase was attributable to new business generated from Sam's Club and an increase in the Company's seasonal programs. In addition, the Company made higher accruals for customer program costs and credits ($1,634,054 or 11.9% of gross sales for the six months ended September 30, 1999 compared to $1,078,808 or 9.1% of gross sales for the six months ended September 30, 1998). The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 25.9% in the six months ended September 30, 1999, from 35.1% in the same period in fiscal 1999. The lower gross margin percentage is attributable to the lower net sales as a result of the accruals of customer program costs, an increase in the cost of the Company's paper, wages and supplies, and an increase in freight, primarily due to an increase in freight accruals, and shipping costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $3,349,808 (24.5% of gross sales) during the six months ended September 30, 1999 from $3,586,953 (30.3% of gross sales) in the same period in fiscal 1999. The decrease is primarily attributable to a decrease in consulting ($260,000) and legal expenses ($65,000).

         OTHER INCOME (EXPENSE). Other income for the six months ended September 30, 1999 amounted to $309,671 compared to other expense of $40,214 for the six months ended September 30, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors.

         INTEREST EXPENSE. Interest expense decreased to $421,569 (3.1% of gross sales) during the six months ended September 30, 1999, compared to $607,910 (5.1% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales Of Unregistered Securities

         During the quarter ended September 30, 1999, the Company issued 15,558,337 shares of common stock in a private placement at $.30 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:



NAME                                   POSITION                                                                SHARES
----                                   --------                                                                ------
William T. Graham                      Director and Executive Vice President                                2,000,000
James L. Dorman                        Chairman and Chief Executive Officer                                   956,178
C. Joseph Barnette                     Director                                                               170,000
John G. Rossmiller                     Chief Operating Officer                                                150,000
Jeffrey M. Kildow                      Vice President - Sales                                                 133,333
David Schenker                         Vice President - Sales                                                 133,333
                                                                                                              -------
Total                                                                                                       3,542,844
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

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




Exhibit
Number

27.1              Financial Data Schedule

                                    GEOGRAPHICS, INC
                               CONSOLIDATED BALANCE SHEET
                       AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999
                                       (UNAUDITED)

                                         ASSETS


                                                                                    SEPTEMBER 30, 1999               MARCH 31, 1999
                                                                                  ---------------------            -----------------
                                                                                        RESTATED                         RESTATED
                                                                                        (NOTE 2)                         (NOTE 2)
CURRENT ASSETS

 Cash                                                                                      $  168,549                   $  130,967
 Accounts receivable
  Trade receivables, net                                                                    4,708,327                    3,048,755
  Other receivables                                                                           133,700                      261,091
 Inventory, net of allowance for obsolete inventory of
  $644,000 and $862,000 at September 30 and March 31, 1999 respectively                     4,023,553                    3,532,684
 Prepaid expenses, deposits, and other current assets                                         579,935                      853,357
                                                                                ---------------------        ---------------------
  Total current assets                                                                      9,614,064                    7,826,854

PROPERTY, PLANT AND EQUIPMENT, NET                                                          9,598,314                    9,945,634

OTHER ASSETS                                                                                  763,122                      367,501
                                                                                ---------------------        ---------------------

TOTAL ASSETS                                                                             $ 19,975,500                $  18,139,989
                                                                                =====================        =====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank overdrafts                                                                            $ 167,275                    $ 253,425
 Note payable to bank                                                                       3,406,993                    4,896,912
 Accounts payable                                                                           3,681,100                    2,961,079
 Accrued liabilities                                                                        1,851,181                    2,896,332
 Current portion of long-term debt                                                          3,122,038                    3,072,601
                                                                                ---------------------        ---------------------
  Total current liabilities                                                                12,228,587                   14,080,349

LONG-TERM DEBT                                                                              3,034,188                    3,776,432
                                                                                ---------------------        ---------------------

  Total liabilities                                                                        15,262,775                   17,856,781
                                                                                ---------------------        ---------------------

STOCKHOLDERS' EQUITY
 No par common stock - 100,000,000 authorized, 25,415,589 and 9,857,252
  issued and outstanding at September 30 and March 31, 1999 respectively                   20,169,946                   15,769,018
 Accumulated other comprehensive income                                                      (211,326)                    (157,223)
 Accumulated deficit                                                                      (15,245,895)                 (15,328,587)
                                                                                ---------------------        ---------------------
  Total stockholders' equity                                                                4,712,725                      283,208
                                                                                ---------------------        ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $  19,975,500                $  18,139,989
                                                                                =====================        =====================

                      GEOGRAPHICS, INC
            Consolidated Statement of Operations
                        (Unaudited)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 1999           1998             1999            1998
                                                             -------------  --------------  ---------------  --------------
                                                               RESTATED       RESTATED         RESTATED        RESTATED
                                                               (NOTE 2)        (NOTE 2)        (NOTE 2)         (NOTE 2)

SALES                                                          $ 8,130,428      $5,678,204      $13,675,844    $ 11,843,672
 Allowances and Credits                                           (642,808)       (351,678)        (929,917)       (622,908)
 Sales Returns                                                    (452,194)       (355,494)        (704,137)       (455,900)
                                                             -------------  --------------  ---------------  --------------
  Net Sales                                                      7,035,426       4,971,032       12,041,790      10,764,864

COST OF SALES                                                    5,002,103       3,013,726        8,498,472       6,605,521
                                                             -------------  --------------  ---------------  --------------

 Gross Margin                                                    2,033,323       1,957,306        3,543,318       4,159,343

S.G.& A. EXPENSES                                                1,900,885       1,649,800        3,349,808       3,586,953
                                                             -------------  --------------  ---------------  --------------

 Operating Income (Loss)                                           132,438         307,506          193,510         572,390

OTHER INCOME (EXPENSE)
 Interest Expense                                                 (183,824)       (270,430)        (421,569)       (607,910)
 Other Income (Expense)                                            137,279         (24,641)         309,671         (40,214)
                                                             -------------  --------------  ---------------  --------------
  Total Other Income (Expense)                                     (46,545)       (295,071)        (111,898)       (648,124)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        85,893          12,435           81,612         (75,734)

DISCONTINUED OPERATIONS
  Income from and gain on disposal of Core Business                      -               -                -       5,510,762
                                                             -------------  --------------  ---------------  --------------

NET INCOME (LOSS)                                                $  85,893       $  12,435        $  81,612     $ 5,435,028
                                                             =============  ==============  ===============  ==============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
 Basic                                                           $   0.01        $    0.00        $    0.01         $  0.55
                                                             =============  ==============  ===============  ==============
 Diluted                                                         $    0.01       $    0.00        $    0.01         $  0.55
                                                             =============  ==============  ===============  ==============

SHARES USED IN COMPUTING EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE
 Basic                                                          15,043,364       9,857,252       12,450,308       9,857,252
                                                             =============  ==============  ===============  ==============
 Diluted                                                        15,422,953       9,857,252       12,829,897       9,857,252
                                                             =============  ==============  ===============  ==============

                               GEOGRAPHICS, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                                1999                    1998
                                                                       ----------------------     -------------------
                                                                            RESTATED                   RESTATED
                                                                            (NOTE 2)                   (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                          $ 81,612             $ 5,435,028
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
 Depreciation and amortization                                                        652,148                 888,177
 (Gain) loss on sale/disposal of property and equipment                                 1,770                       -
Changes in noncash operating assets and liabilities
 Trade receivables                                                                 (1,659,572)                (89,411)
 Other receivables                                                                    127,391                (123,287)
 Inventory                                                                           (490,869)              1,328,714
 Prepaid expenses, deposits and current assets                                        273,422                  10,668
 Accounts payable                                                                     720,021                (178,927)
 Accrued liabilities                                                               (1,037,222)               (109,741)
                                                                       ----------------------     -------------------
  Net cash flows from operating activities                                         (1,331,299)              7,161,222
                                                                       ----------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in bank overdrafts                                                          (93,150)                (69,527)
 Net borrowings on note payable to bank                                            (1,489,919)             (6,423,408)
 Repayment of long-term debt                                                         (692,807)               (668,565)
 Proceeds from notes payable to officers and directors                                100,000                       -
 Repayment of notes payable to officers and directors                                (100,000)                      -
 Proceeds from the issuance of common stock                                         4,200,648                       -
 Proceeds from the issuance of common stock for assets                                200,280                       -
 Net change, foreign currency translation                                             (54,102)                (33,898)
                                                                       ----------------------     -------------------
  Net cash flows from financing activities                                          2,070,950              (7,195,398)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of plant and equipment                                                     (160,738)                (76,508)
 Purchase of Innovative Storage Design Assets                                        (261,163)                      -
 Increase in other assets                                                            (280,168)                      -
                                                                       ----------------------     -------------------
  Net cash flows from investing activities                                           (702,069)                (76,508)
                                                                       ----------------------     -------------------
NET CHANGE IN CASH                                                                     37,582                (110,684)
CASH, BEGINNING OF PERIOD                                                             130,967                 316,078
                                                                       ----------------------     -------------------
CASH, END OF PERIOD                                                                $  168,549               $ 205,394
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

NOTE 2- RESTATEMENT AND RECLASSIFICATIONS

The Company has determined to restate its annual consolidated financial statements and its quarterly condensed consolidated financial statements for the years ended March 31, 1999 and 1998, and interim quarters of 2000. The following sets forth the effect and explanation of these adjustments and reclassifications:


                                                      AS PREVIOUSLY                                             AS
                                                        REPORTED          ADJUSTMENTS                         RESTATED
                                                        --------          -----------                         --------
AT SEPTEMBER 30, 1999:

       Accounts receivable, net                      $   4,847,099   $      (138,772) (a)(b)                $    4,708,327
       Current assets                                    9,752,836          (138,772) (a)(b)(c)                  9,614,064
       Total Assets                                     20,114,272          (138,772)                           19,975,500
                                                                                                                         -
       Accrued Liabilities                               1,626,655           224,526  (d)(e)                     1,851,181
       Current Liabilities                              12,004,061           224,526  (d)(e)                    12,228,587
       Total Liabilities                                15,038,249           224,526  (d)(e)                    15,262,775
       Accumulated Deficit                             (14,882,597)         (363,298) (a)(c)(d)(e)             (15,245,895)
       Stockholders' Equity                              5,076,023          (363,298) (a)(c)(d)(e)               4,712,725
       Total Liabilities and Stockholders' Equity    $  20,114,272   $      (138,772)                       $   19,975,500


                                                      AS PREVIOUSLY    ADJUSTMENTS AND                          AS
                                                        REPORTED      RECLASSIFICATIONS                      RESTATED
                                                        --------      -----------------                      --------
FOR THE QUARTER ENDED SEPTEMBER 30, 1999:

       Net sales                                        $  6,592,301 $  443,125 (b)(d)(f)                  $ 7,035,426
       Gross Margin                                        1,590,198 $  443,125 (b)(c)(d)(f)(g)              2,033,323
       Selling, General and Administrative Expenses        1,457,760 $  443,125 (b)(c)(d)(f)(g)              1,900,885

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

       Net sales                                        $ 11,092,219 $  949,571 (b)(d)(f)                  $12,041,790
       Gross Margin                                     $  2,593,747 $  949,571 (b)(c)(d)(f)(g)            $ 3,543,318
       Selling, General and Administrative Expenses     $  2,575,865 $  753,943 (b)(c)(d)(f)(g)            $ 3,329,808
       Income (loss) from Operations                    $     17,882 $  195,628 (b)(c)(d)(f)(g)            $   213,510
       Net Income (loss)                                $    (94,016)$  195,628 (b)(c)(d)(f)(g)            $  (101,612)
       Net Income(Loss) Per Share                       $      (0.01)$     0.02                            $      0.01

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