Form 10-Q/A
period 1999-12-31
GEOGRAPHICS INC
filed 2000-09-07
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999
                                       OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from          to
                                                 --------    ------

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
                                                            Yes     No  X
                                                                ---    ----

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of January 21, 2000 was $19,359,955 based on a closing sales price of $0.71875 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, no par value, as of January 21, 2000 was 26,935,589.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE

                                EXPLANATORY NOTE


Geographics, Inc. (the "Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 1999, and condensed consolidated quarterly financial statements for the interim quarters of fiscal 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and nine months ended December, 1999, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

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

                                TABLE OF CONTENTS



                                                                                                                       PAGE

PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................................................................1

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 vs. Three Months Ended December 31, 1998

         NET SALES. Net sales increased 82% to $8,453,312 in the quarter ended December 31, 1999 from $4,657,676 in the quarter ended December 31, 1998. The increase was primarily attributable to new business generated from Sam's Club and a significant increase in the Company's seasonal programs at Office Depot and Business Depot which collectively accounted for net sales for the quarter of $2,240,025. In addition, the Company made higher accruals for customer program costs and credits ($1,332,015 or 14% of gross sales for the quarter ended December 31, 1999 compared to $408,240 or 8% of gross sales for the quarter ended December 31, 1998). The higher accruals are primarily due to increased sales return accruals due to the guaranteed sales associated with the seasonal sales programs. The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales increased to 34% in the quarter ended December 31, 1999, from 30% in the same period in fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. While selling, general and administrative expenses increased to $2,466,088 in the quarter ended December 31, 1999 from $1,459,595 in the same period in fiscal 1999, the Company saw a decrease in these expenses as a percentage of gross sales to 25% in the quarter ended December 31, 1999 from 29% during the quarter ended December 31, 1998. The increase is primarily attributable to an increase in administrative salaries ($73,082), commissions and royalties ($66,875), catalog expenses ($80,124), and costs of refinancing ($85,316).

         OTHER INCOME (EXPENSE). Other income for the quarter ended December 31, 1999 amounted to $72,970 compared to other income of $4,834 for the quarter ended December 31, 1998. The change is due to the income recognized from favorable settlements of amounts owed vendors and others.

         INTEREST EXPENSE. Interest expense decreased to $266,231 (2.7% of gross sales) during the quarter ended December 31, 1999, compared to $274,029 (5.4% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company, which were refinanced with the proceeds from the private placement of the Company's common stock, partially offset by amounts borrowed for working capital. See "Liquidity and Capital Resources."

         NET INCOME. Net income for the quarter ended December 31, 1999 was $221,391 or $0.01 per share compared to a loss of $331,832 or $.03 per share for the quarter ended December 31, 1998, primarily due to the aforementioned increase in sales and gross margin improvement.

Nine Months Ended December 31, 1999 vs. Nine Months Ended December 31, 1998

         NET SALES. Net sales increased 33% to $20,475,102 in the nine months ended December 31, 1999 from $15,422,540 in the nine months ended December 31, 1998. The increase was primarily attributable to new business generated from Sam's Club and an increase in the Company's seasonal programs to Office Depot and Business Depot which collectively accounted for net sales for the period of $3,161,959. In addition, the Company made higher accruals for customer program costs and credits ($2,986,069 or 13% of gross sales for the nine months ended December 31, 1999 compared to $1,487,048 or 9% of gross sales for the nine months ended December 31, 1998). The higher accruals are primarily due to increased sales return accruals due to the guaranteed sales associated with the seasonal sales programs. The Company's new management has adopted a philosophy to accrue the realistic amounts due under our customer programs throughout the year to better reflect anticipated results.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 27% in the nine months ended December 31, 1999, from 33% in the same period in fiscal 1999. The lower gross margin percentage is primarily attributable to the lower net sales as a result of the accruals of customer program costs as explained above, an increase in the cost of the Company's paper, plant wages and supplies, and an increase in freight accruals, and shipping costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $5,795,896 (25% of gross sales) during the nine months ended December 31, 1999 from $5,046,548 (30% of gross sales) in the same period in fiscal 1999. The increase is primarily attributable to an increase in travel expenses ($108,603), commissions and royalties ($65,200), refinancing costs ($81,575), and product development expenses ($51,180).

         OTHER INCOME (EXPENSE). Other income for the nine months ended December 31, 1999 amounted to $382,641 compared to other expense of $35,380 for the nine months ended December 31, 1998. The change is due to the income recognized from favorable settlements of amounts owed to vendors and others.

         INTEREST EXPENSE. Interest expense decreased to $687,800 (2.9% of gross sales) during the nine months ended December 31, 1999, compared to $881,939 (5.2% of gross sales) during the same period in fiscal 1999. The lower interest costs were caused by a decrease in borrowings of the Company which were refinanced with the proceeds from the private placement of the Company's common stock. See "Liquidity and Capital Resources."

         NET INCOME. Net income decreased to $303,003 or $0.02 per share for the nine months ended December 31, 1999 compared to net income of $5,103,196 for the nine months ended December 31, 1998, primarily due to the gain on the sale of the Core Business of $5,510,762 in 1998. On a comparable basis, for the nine months ended December 31, 1999 results of continuing operations improved to a net income of $303,003, or $.02 per share, compared to a net loss of $407,566, or $0.04 per share, for the nine months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers, capital expenditures relating to the purchase and installation of an automated production system and a management information system, prior year operating losses, the Company has required substantial external working capital. The Company has previously experienced working capital shortfalls, which required the Company to delay payments to certain vendors, institute internal cost reduction measures and take other steps to conserve operating capital. The recapitalization has alleviated this problem. For the year ended March 31, 1999, operating losses totaled $3,166,163, however the Company experienced positive operating cash flows of $1,701,128.

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

         As of January 21, 2000, Geographics has received over $5,150,000 in a private placement of common stock through the Company and using Culverwell & Co., Inc. as placement agent, with proceeds to the Company at $0.30 per share. The offering prices were determined after giving effect to liquidity and minority discounts. The Company estimates that the effect of the Company's recapitalization plan will result in a decrease in interest expense in excess of $600,000 on an annualized basis.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales Of Unregistered Securities

         During the quarter ended December 31, 1999, the Company issued 1,520,000 shares of common stock in a private placement at $.30 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:


NAME                                   POSITION                                                                SHARES
----                                   --------                                                                ------
C. Joseph Barnette                     Director                                                               170,000
                                                                                                              -------
Total                                                                                                         170,000
                                                                                                              =======


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




Exhibit
Number

10.1 Loan and Security Agreement dated as of December 22, 1999 between the Company and U.S. Bank N.A. Milwaukee, Wisconsin

27.1     Financial Data Schedule

                           CONSOLIDATED BALANCE SHEET
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS


                                                                                    DECEMBER 31, 1999        MARCH 31, 1999
                                                                                    -----------------        --------------
                                                                                        RESTATED                 RESTATED
                                                                                        (NOTE 2)                 (NOTE 2)
CURRENT ASSETS
 Cash                                                                               $    643,345              $    130,967
 Accounts receivable
   Trade receivables, net                                                              3,703,883                 3,048,755
   Other receivables                                                                     124,969                   261,091
 Inventory, net of allowance for obsolete inventory of
   $647,000 and $897,000 at December 31 and March 31, 1999 respectively                4,632,431                 3,532,684
 Prepaid expenses, deposits, and other current assets                                    651,911                   853,357
                                                                                    ------------              ------------
    Total current assets                                                               9,756,539                 7,826,854

PROPERTY, PLANT AND EQUIPMENT, NET                                                     9,383,396                 9,945,634

OTHER ASSETS                                                                             818,014                   367,501
                                                                                    ------------              ------------
TOTAL ASSETS                                                                        $ 19,957,949              $ 18,139,989
                                                                                    ============              ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Bank overdrafts                                                                    $    168,502              $    253,425
 Note payable to bank                                                                  5,531,192                 4,896,912
 Accounts payable                                                                      3,199,232                 2,961,079
 Accrued liabilities                                                                   1,415,895                 2,896,332
 Current portion of long-term debt                                                     1,202,568                 3,072,601
                                                                                    ------------              ------------
    Total current liabilities                                                         11,517,389                14,080,349

LONG-TERM DEBT                                                                         2,743,004                 3,776,432
                                                                                    ------------              ------------
    Total liabilities                                                                 14,260,393                17,856,781
                                                                                    ------------              ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 No par common stock - 100,000,000 authorized, 26,935,589 and 9,857,252
  issued and outstanding at December 31 and March 31, 1999 respectively               20,920,946                15,769,018
 Accumulated other comprehensive income                                                 (262,630)                 (157,223)
 Accumulated deficit                                                                 (14,960,760)              (15,328,587)
                                                                                    ------------              ------------
    Total stockholders equity (deficit)                                                5,697,556                   283,208
                                                                                    ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $ 19,957,949              $ 18,139,989
                                                                                    ============              ============

                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                            1999               1998            1999                  1998
                                                       ------------       ------------      -------------       ------------
                                                          RESTATED           RESTATED         RESTATED             RESTATED
                                                          (NOTE 2)           (NOTE 2)         (NOTE 2)             (NOTE 2)


SALES                                                  $  9,785,327       $  5,065,916       $ 23,461,171       $ 16,909,588
 Allowances and Credits                                    (252,185)          (311,817)        (1,202,102)          (934,725)
 Sales Returns                                           (1,079,830)           (96,423)        (1,783,967)          (552,323)
                                                       ------------       ------------      -------------       ------------
  Net Sales                                               8,453,312          4,657,676         20,475,102         15,422,540

COST OF SALES                                             5,572,572          3,260,718         14,071,044          9,866,239
                                                       ------------       ------------      -------------       ------------
 Gross Margin                                             2,880,740          1,396,958          6,404,058          5,556,301

S.G.& A. EXPENSES                                         2,466,088          1,459,595          5,795,896          5,046,548
                                                       ------------       ------------      -------------       ------------
 Operating Income (Loss)                                    414,652            (62,637)           608,162            509,753

OTHER INCOME (EXPENSE)
 Interest Expense                                          (266,231)          (274,029)          (687,800)          (881,939)
 Other Income (Expense)                                      72,970              4,834            382,641            (35,380)
                                                       ------------       ------------      -------------       ------------
   Total Other Income (Expense)                            (193,261)          (269,195)          (305,159)          (917,319)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                221,391           (331,832)           303,003           (407,566)

DISCONTINUED OPERATIONS
 Income from and gain on disposal of Core Business               --                 --                 --          5,510,762
                                                       ------------       ------------      -------------       ------------

NET INCOME (LOSS)                                      $    221,391       $   (331,832)      $    303,003       $  5,103,196
                                                       ============       ============      =============       ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
 Basic                                                 $       0.01       $      (0.03)      $       0.02       $       0.52
                                                       ============       ============      =============       ============
 Diluted                                               $       0.01       $      (0.03)      $       0.02       $       0.52
                                                       ============       ============      =============       ============

SHARES USED IN COMPUTING EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE
 Basic                                                   15,043,364          9,857,252         12,450,308          9,857,252
                                                       ============       ============      =============       ============
 Diluted                                                 15,422,953          9,857,252         12,829,897          9,857,252
                                                       ============       ============      =============       ============

                  GEOGRAPHICS, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS
                    (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1999            1998
                                                              --------------    -------------
                                                                   RESTATED        RESTATED
                                                                   (NOTE 2)        (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $      303,003    $   5,103,196
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                      989,450        1,138,905
  (Gain) loss on sale/disposal of property and equipment               3,643                -
Changes in noncash operating assets and liabilities
  Trade receivables                                                 (655,128)         949,842
  Other receivables                                                  136,122           76,663
  Inventory                                                       (1,099,747)       1,748,355
  Prepaid expenses, deposits and current assets                      201,446          (84,168)
  Accounts payable                                                   238,153          (97,260)
  Accrued liabilities                                             (1,472,508)        (853,164)
                                                              --------------    -------------
    Net cash flows from operating activities                      (1,355,566)       7,982,369

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdrafts                                        (91,923)          84,517

  Net borrowings on note payable to bank                             634,280       (6,721,970)
  Repayment of long-term debt                                     (2,903,461)      (1,007,055)
  Proceeds from notes payable to officers and directors              100,000
  Repayment of notes payable to officers and directors              (100,000)              --

  Proceeds from the issuance of common stock                       4,951,648               --
  Proceeds from the issuance of common stock for assets              200,280               --
  Net change, foreign currency translation                           (41,662)        (136,949)
                                                              --------------    -------------
    Net cash flows from financing activities                       2,749,162       (7,781,456)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                   (251,541)         (76,508)
  Purchase of Innovative Storage Design Assets                      (261,163)              --
  Proceeds from sales of equipment                                     5,000               --
  Increase in other assets                                          (373,514)              --
                                                              --------------    -------------

NET CHANGE IN CASH                                                   512,378          124,405
CASH, BEGINNING OF PERIOD                                            130,967          316,078
                                                              --------------    -------------
CASH, END OF PERIOD                                           $      643,345    $     440,483
                                                              ==============    =============

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

NOTE 2- RESTATEMENT AND RECLASSIFICATIONS

The Company has determined to restate its annual consolidated financial statements and its quarterly condensed consolidated financial statements for the years ended March 31, 1999 and 1998, and interim quarters of 2000. The following sets forth the effect and explanation of these adjustments and reclassifications:




                                                              AS PREVIOUSLY                                                AS
                                                                 REPORTED           ADJUSTMENTS                          RESTATED
                                                                 --------           -----------                          --------
AT DECEMBER 31, 1999
     Accounts receivable, net                              $      3,842,655     $      (138,772)  (a)(b)           $      3,703,883
     Current assets                                               9,895,311            (138,772)  (a)(b)(c)               9,756,539
     Total Assets                                                20,096,721            (138,772)  (a)(b)(c)              19,957,949
                                                                                                                                  -
     Accrued Liabilities                                          1,191,369             224,526   (d)(e)                  1,415,895
     Current Liabilities                                         11,292,863             224,526   (d)(e)                 11,517,389
     Total Liabilities                                           14,035,867             224,526   (d)(e)                 14,260,393
     Accumulated Deficit                                        (14,597,462)           (363,298)  (a)(c)(d)(e)          (14,960,760)
     Stockholders' Equity                                         6,060,854             363,298   (a)(c)(d)(e)            5,697,556
     Total Liabilities and Stockholders' Equity           $      20,114,272     $      (138,772)                    $    19,975,500



                                                              AS PREVIOUSLY     ADJUSTMENTS AND                            AS
                                                                 REPORTED     RECLASSIFICATIONS                          RESTATED
                                                                 --------     -----------------                          --------
FOR THE QUARTER ENDED DECEMBER 31, 1999:
     Net sales                                            $       7,734,460     $       718,852   (b)(d)(f)         $     8,453,312
     Gross Margin                                                 2,161,888     $       718,852   (b)(c)(d)(f)(g)         2,880,740
     Selling, General and Administrative Expenses                 1,747,236     $       718,852   (b)(c)(d)(f)(g)         2,466,088

FOR THE NINE MONTHS ENDED DECEMBER 31, 1999:
     Net sales                                            $      18,826,679     $     1,648,423   (b)(d)(f)         $    20,475,102
     Gross Margin                                                 4,755,635     $     1,618,723   (b)(c)(d)(f)(g)         6,404,058
     Selling, General and Administrative Expenses                 4,323,101     $     1,472,795   (b)(c)(d)(f)(g)         5,795,896
     Income (loss) from Operations                                  432,534     $       175,628   (b)(c)(d)(f)(g)           608,162
     Net Income (loss)                                    $         127,375     $       175,628   (b)(c)(d)(f)(g)   $       303,003
     Net Income(Loss) Per Share                           $            0.01     $          0.01                     $          0.02

(a) In preparing its prior financial statements, Geographics relied on information of a former sales manager. Geographics later discovered that this former sales manager, who has since been terminated, failed to correctly identify the amount of sales returns that were due a particular customer. This resulted in an understatement of sales returns for the years ended March 31, 1998 and 1999 of $19,201 and 119,571, respectively.
 (b) Geomarketing Canada ("GMC"), a wholly-owned subsidiary of Geographics, is required to pay Canadian goods and services tax on the value of items sold in Canada. However, subsequent to June 30, 1999, Geographics discovered that GMC was declaring the goods at Canadian customs at a value that is less than the amount charged to its customers. This resulted in an understatement sales, general and administrative expenses for the years ended March 31, 1998 and 1999 by $78,828 and $166,201, respectively.
(c) At March 31, 1999, Geographics accrued $132,500 severance costs for certain former executives of Geographics. The restatement reflects Geographics' change in its accounting practices so as to accrue these expenses in the period in which they incurred in accordance with Staff Accounting Bulletin 100, dated November 24, 1999.
(d) At March 31, 1999, Geographics accrued an estimated amount of $200,000 for incurred, but unbilled legal expenses. Subsequently, it was confirmed that the actual incurred legal expenses was approximately $100,000.
(e) During the fiscal quarter ended March 31, 1999, Geographics implemented a new accounting program to calculate costs associated with customer promotions. Subsequently, Geographics discovered that the program did not accurate calculate these costs. This error resulted in an understatement of sales, general and administrative expenses for the year ended March 31, 1999 by $261,310.
 (f) In connection with the sale of its sign business in the year ended March 31, 1999, Geographics mistakenly received approximately $146,818 in escrowed amounts that it was not entitled to. Geographics initially kept the escrowed funds after the escrow company made an initial attempt to have the funds returned. However, Geographics never made a reserve for the potential loss of the funds. This resulted in an understatement of sales, general and administrative expenses from discontinued operations for the year ended March 31, 1999 of $146,818.
(g) Reflects an accounting change to classify "back-end selling expenses," or certain advertising and promotional expenses, as sales, general and administrative expenses, rather than sales returns and allowances for the nine months ended December 31, 1999 in the amount of $1,387,113.