Form 10-K/A
period 2000-03-31
GEOGRAPHICS INC
filed 2000-09-11
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

         Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  |X|   No
                                                                   ----    ----

Indicate by checkmark if disclosure of delinquent filers pursuant      | |
to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                EXPLANATORY NOTE

This Form 10-K/A is hereby amended to include the signature of KPMG LLP which, inadvertently, was not included in the prior filing.



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