Form 10-Q
period 2000-09-30
GEOGRAPHICS INC
filed 2001-01-02
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended September 30, 2000
                                       OR
             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

                         Commission file number 0-26756

                                GEOGRAPHICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                ----------------

           DELAWARE                                        87-0305614
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

 Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X   No
                                                                  -----   -----
         The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 12, 2000 was $8,508,142 based on a closing sales price of $0.3125 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, $.001 par value, as of December 12, 2000 was 38,116,676.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE

                                TABLE OF CONTENTS


                                                                                       Page

PART I - FINANCIAL INFORMATION...........................................................1

       ITEM 1.  FINANCIAL STATEMENTS.....................................................1

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS....................................................1

       FORWARD-LOOKING STATEMENTS........................................................1

       RESULTS OF OPERATIONS.............................................................2

       LIQUIDITY AND CAPITAL RESOURCES...................................................3

       NEW ACCOUNTING PRONOUNCEMENTS.....................................................3

       ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................4

PART II - OTHER INFORMATION..............................................................4

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................4

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................5

       ITEM 5 - OTHER INFORMATION........................................................5

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................6

SIGNATURE................................................................................7

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the unaudited condensed financial statements consisting of the consolidated balance sheets as of September 30, 2000 and March 31, 2000 , the statements of operations for the three and six months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended September 30, 2000 and 1999, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper and file storage markets; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement, or modify its management information system, adequately to meet operations requirements in the future and to improve its internal controls; and the ability of the Company to refinance its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint paper market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper and file storage products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

         NET SALES. Net sales increased 46.7% to $10,319,736 for the three months ended September 30, 2000 from $7,035,426 in the quarter ended September 30, 1999. Sales from new product lines due to the acquisition of Domtar's specialty paper products line and the introduction of GeoFiles were the major factors contributing to the sales increase of $3,284,310, for the second quarter. New product sales from Domtar Specialty Paper and GeoFiles were $793,130 and $2,614,584, respectively. Sales of core paper products were flat and international core paper product sales were down slightly.

         GROSS MARGIN. Gross margin was $2,243,873 and $2,033,323 for the three months ended September 30, 2000 and 1999, respectively. Gross margin as a percentage of gross sales decreased to 18.8% in the quarter ended September 30, 2000, from 25.0% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher accruals for customer program costs, warehouse set-up costs for the distribution center in Windsor, Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees, royalties on new products, higher shipping and handling costs and a one-time air freight charge relating to a special promotion on GeoFiles.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2,415,781 (20.2% of gross sales) during the three months ended September 30, 2000 from $1,900,885 (23.4% of gross sales) in the same period in fiscal 2000. The increase is primarily attributable to sales volume related increases in commissions ($72,669), advertising and promotion ($68,334), and customer promotional allowances ($85,239). Additionally, audit and legal expenses increased $62,598, and depreciation and amortization increased $87,259 between periods.

         OTHER INCOME (EXPENSE). Other income for three months ended September 30, 2000 was $40,600 compared to other income of $137,279 for the quarter ended September 30, 1999. The reduction in other income during the second quarter this year compared to last year is due to favorable settlements of amounts owed to vendors in the second quarter ended September 30, 1999.

         INTEREST EXPENSE. Interest expense increased to $372,956 (3.1% of gross sales) for the three months ended September 30, 2000, compared to $183,824 (2.3% of net sales) during the same period in fiscal 2000. The higher interest expense was due to an increase in borrowings from the Company's line of credit with its bank.

Six Months Ended September 30, 2000 vs. Six Months Ended September 30, 1999

         NET SALES. Net sales increased 62.1% to $19,524,410 in the six months ended September 30, 2000 from $12,041,790 in the six months ended September 30, 1999. The increase in sales of $7,482,620 was mainly attributable to new products due to the acquisition of Domtar's specialty paper product line and the introduction of the GeoFiles product line. Domtar Paper sales of $2,005,885 and GeoFile sales of $3,255,849 account for 26.8% and 43.5% of the sales increase, respectively. Sales of core paper products have increased $2,344,332, and international sales are currently running behind the comparable period last year by ($123,446).

         GROSS MARGIN. Gross margin for the six months ended September 30, 2000 was $4,828,871 compared to $3,543,318 for the six months ended September 30, 1999. Gross margin as a percentage of gross sales decreased to 21.6% in the six months ended September 30, 2000, from 25.9% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher accruals for customer program costs, warehouse set-up costs for the distribution centers in Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees, royalties on new products, higher shipping and handling costs and a one time air freight charge relating to a special promotion on GeoFiles.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4,430,373 (19.8% of gross sales) during the six months ended September 30, 2000 from $3,349,808 (24.5% of gross sales) in the same period in fiscal 2000. The increase is primarily attributable to sales volume related increases in commissions ($113,714), advertising and promotion ($219,363), and customer promotional allowances ($407,000). Additionally, depreciation and amortization increased $101,658 between periods.

         OTHER INCOME (EXPENSE). Other income for the six months ended September 30, 2000 amounted to $26,222 compared to $309,671 for the six months ended September 30, 1999. The reduction is due to the income recognized through September 30, 1999 from favorable settlements of amounts owed to vendors.

         INTEREST EXPENSE. Interest expense increased to $594,771 (2.7% of gross sales) during the six months ended September 30, 2000, compared to $421,569 (3.1% of gross sales) during the same period in fiscal 2000. The higher interest expense was due to increased borrowings, primarily caused by the increases in receivables and inventories supporting higher sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, and the acquisition of certain assets from Domtar, the Company has required, and continues to require, substantial externally provided working capital. At the date of this Report, the Company's only other available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its eligible inventory. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios. Borrowings under this facility were $8,466,788 at September 30, 2000. Other sources and uses of liquidity are described in Item 5
- Other Information.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

         In June 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B. SAB 101B delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have material impact on its consolidated financial statements.

         In September 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Issue No. 00-10 deals with the accounting for income billed and costs related to shipping and handling charges on processing and delivery of customer orders. Application of EITF 00-10 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The EITF concluded that amounts directly billed to customers for shipping and handling should be classified as revenue. The Company does not expect that the adoption of EITF 00-10 will have material impact on its consolidated financial statements.

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

         If the U.S. dollar uniformly increases in strength by 10% in fiscal year 2001 relative to the currencies in which the Company's sales are denominated, loss before taxes would increase by $104,000 for the quarter ended September 30, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales Of Unregistered Securities

         From April 1, 2000 to September 30, 2000, the Company has issued 11,208,110 shares of common stock totaling $5,032,850 in a private placement at $0.45 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following officers and directors of the Company purchased shares pursuant to the offering:

                                                                    Shares
                                                                    ------

     James L. Dorman            CEO & Director                     1,111,111
     William T. Graham          Director                           3,333,333
                                                                   ---------
                                         Totals                    4,444,444
                                                                   =========

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders of Geographics, Inc. held on September 28, 2000, the following proposals were submitted for approval of the Shareholders and approved by the votes indicated below:

      To elect James L. Dorman, William T. Graham, and C. Joseph Barnette as the Board of directors of Geographics:

         Nominee                  For           Withheld     Abstain      Non-votes
   James L. Dorman             23,915,544          0         19,500       13,774,211
   William T. Graham           23,913,544        2,000       19,500       13,774,211
   C. Joseph Barnette          23,915,544          0         19,500       13,774,211

      With respect to the proposal to approve the plan of merger to redomesticate the Company under the laws of the State of Delaware:

          For                  Against               Abstain              Non-votes
      23,917,644                17,100                 300                13,774,211

      With respect to the proposal to approve the 1999 Stock Option Plan:

          For                  Against               Abstain              Non-votes
      23,435,254               149,500               350,200              13,774,301

      With respect to the ratification of the selection of KPMG as independent auditor of the Company:

          For                  Against               Abstain              Non-votes
      23,900,644                34,500                 300                13,773,811

ITEM 5 - OTHER INFORMATION

Reincorporation in Delaware

      On October 16, 2000, the Company consummated its merger into a wholly-owned Delaware subsidiary, pursuant to which each outstanding share of common stock of the existing Wyoming corporation was converted into an equal number of identical securities of the Delaware corporation. In connection with the reincorporation, the par value of the Company's common stock was changed from no par value to $.001 per share. The surviving entity, also named Geographics, Inc. is a Delaware corporation with a Board of Directors and shareholders identical to that of the former Geographics, Inc., which was a Wyoming corporation. The reincorporation is more fully described in the Company's Proxy Statement to Shareholders dated September 8, 2000.


New Products and Distribution Opportunities

      To broaden its European distribution channels, as of October 31, 2000, the Company entered into an agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation to sell certain assets of Geographics Europe, Ltd., the Company's European subsidiary. The assets sold consist of inventory, customer files, customer records, sales history, sales orders, supply contracts, goodwill and know-how, which represent all of the assets necessary to operate the business. The

Company has retained ownership of its designs, copyrights and trademarks, and has provided an exclusive license to Smead/Atlanta Group for the use of the Geographics brand for paper products and a non-exclusive license to the Geofile brand for file and storage products in exchange for royalty payments on sales of the licensed products. Atlanta Group BV is headquartered in Hoogezand, The Netherlands, and also has distribution facilities in Austria, Belgium, England, France, Germany, Spain, Portugal and Switzerland. Under the terms of the agreement, the Company has received approximately $500,000 in initial proceeds, and will receive royalties of 5% of the sales of all of the Company's products sold by the Smead/Atlanta Group.

         To expand its product offerings and customer base, as of December 18, 2000, the Company has entered into an agreement to acquire certain assets of the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc. Under the terms of the agreement, the Company and Z-International have entered into a license agreement for the Company to use the Z-GRAPHIX name. Under the terms of the agreement, the Company has made an initial payment of $100,000, will pay for inventory as sold, and will negotiate for the payment of remaining inventory, if any, at a future date. The agreement also provides for the payment of commissions on net sales, which shall not exceed three years. The Z-International product line acquisition was funded from the proceeds of the Smead/Atlanta transaction.

         The Company has also entered into an exclusive supply and distribution agreement, effective as of November 28, 2000, for the production and distribution of its products in Mexico. Under the agreement, the Company's paper products will be printed and packaged in Mexico, and will be sold directly to the Company's Mexican distributor in US dollars. This arrangement will greatly enhance the Company's ability to service its customers in Mexico, such as Office Depot and Wal-Mart, as well as enhancing the ability to reach traditional Mexican retailers.

         As of the date of this report, the Company has entered into negotiations for a long-term lease of a warehouse and sales offices in Waukesha, Wisconsin. The Company intends to consolidate its warehouse operations currently located in Toronto, Canada, Dallas, Texas, Madison and Windsor, Wisconsin to Waukesha, Wisconsin. The Milwaukee sales office will also be relocated into the Waukesha facility.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.1    Certificate of Incorporation of the Company

            3.2    Bylaws of the Company

            27.1   Financial Data Schedule for the quarter ended September 30,
                   2000.

      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                GEOGRAHPHICS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND MARCJ 31, 2000



                                     ASSETS
                                                                                          SEPTEMBER 30, 2000        MARCH 31, 2000
                                                                                          ------------------      ------------------
                                                                                             (Unaudited)

CURRENT ASSETS
 Cash                                                                                      $        426,335         $       360,612
 Accounts receivable
   Trade receivables, net of allowances of $823,000 and $1,587,469 at
     September 30 and March 31, 2000, respectively                                                8,449,245               6,053,810
   Other receivables                                                                                424,424                  25,555
 Inventories                                                                                      8,893,228               5,301,171
 Prepaid expenses, deposits, and other current assets                                               973,613                 562,244
                                                                                          ------------------      ------------------
     Total current assets                                                                        19,166,845              12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                                                9,089,898               9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET                                             3,202,614                 317,170

OTHER ASSETS                                                                                        392,333                 442,018
                                                                                          ------------------      ------------------
TOTAL ASSETS                                                                                $    31,851,690         $    22,367,444
                                                                                          ==================      ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank overdrafts                                                                            $       377,104         $       259,551
 Note payable to bank                                                                             7,466,788               5,764,627
 Accounts payable                                                                                 6,069,086               3,699,532
 Accrued liabilities                                                                              3,162,759               2,083,523
 Current portion of long-term debt                                                                1,097,643               1,368,212
                                                                                          ------------------      ------------------
     Total current liabilities                                                                   18,173,380              13,175,445

LONG-TERM DEBT                                                                                    3,118,222               3,539,926
                                                                                          ------------------      ------------------

     Total liabilities                                                                           21,291,602              16,715,371
                                                                                          ------------------      ------------------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value - 100,000,000 shares authorized, 38,173,699 and 26,965,589
  shares issued and outstanding at September 30 and March 31, 2000, respectively                 25,877,731              20,844,881
 Additional paid-in capital                                                                         259,632                 132,944
 Accumulated other comprehensive loss                                                              (314,790)               (233,318)
 Accumulated deficit                                                                            (15,262,485)            (15,092,434)
                                                                                          ------------------      ------------------
     Total stockholders' equity                                                                  10,560,088               5,652,073
                                                                                          ------------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $    31,851,690         $    22,367,444
                                                                                          ==================      ==================


     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                                2000             1999              2000             1999
                                                         ----------------  ----------------  ----------------  ---------------


SALES                                                      $ 11,936,290      $  8,130,428      $ 22,374,633     $ 13,675,844
  Returns and Allowances                                     (1,616,554)       (1,095,002)       (2,850,223)      (1,634,054)
                                                         ----------------  ----------------  ----------------  ---------------
   Net Sales                                                 10,319,736         7,035,426        19,524,410       12,041,790

COST OF SALES                                                 8,075,863         5,002,103        14,695,539        8,498,472
                                                         ----------------  ----------------  ----------------  ---------------

  Gross Margin                                                2,243,873         2,033,323         4,828,871        3,543,318

S.G.& A. EXPENSES                                             2,415,781         1,900,885         4,430,373        3,349,808
                                                         ----------------  ----------------  ----------------  ---------------

  Operating Income (LOSS)                                      (171,908)          132,438           398,498          193,510

Other Income (EXPENSE)
  Interest Expense                                             (372,956)         (183,824)         (594,771)        (421,569)
  Other Income                                                   40,600           137,279            26,222          309,671
                                                         ----------------  ----------------  ----------------  ---------------
   Total Other Income (Expense)                                (332,356)          (46,545)         (568,549)        (111,898)

Net Income (LOSS) BEFORE INCOME TAXES                          (504,264)           85,893          (170,051)          81,612

PROVISION FOR INCOME TAXES                                            -                 -                 -                -
                                                         ----------------  ----------------  ----------------  ---------------

NET INCOME (LOSS)                                              (504,264)           85,893          (170,051)          81,612
                                                         ----------------  ----------------  ----------------  ---------------

OTHER COMPREHENSIVE INCOME (LOSS) -
  FOREIGN CURRENCY TRANSLATION                                  (80,783)          (54,704)          (81,472)         (54,103)
                                                         ----------------  ----------------  ----------------  ---------------

COMPREHENSIVE INCOME (LOSS)                                $   (585,047)     $     31,189      $   (251,523)    $     27,509
                                                         ================  ================  ================  ===============


NET INCOME(LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                    $      (0.01)     $       0.01      $      (0.00)    $       0.01
                                                         ================  ================  ================  ===============
  Diluted                                                  $      (0.01)     $       0.01      $      (0.00)    $       0.01
                                                         ================  ================  ================  ===============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                      37,770,736        15,043,364        35,929,210       12,450,308
                                                         ================  ================  ================  ===============
  Diluted                                                    37,770,736        15,422,953        35,929,210       12,829,897
                                                         ================  ================  ================  ===============


         See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2000             1999
                                                               ----------------- -----------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                               $   (170,051)    $      81,612
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                        844,030           652,148
  Loss on sale/disposal of property and equipment                            -             1,770
  Stock based compensation                                              59,688                 -
  Interest on debentures                                                67,000                 -
Changes in operating assets and liabilities
  Trade receivables                                                 (2,471,839)       (1,659,572)
  Other receivables                                                   (400,015)          127,391
  Inventories                                                       (3,718,977)         (490,869)
  Prepaid expenses, deposits and other current assets                 (427,448)          273,422
  Licenses, trademarks and other intangible assets                     (41,308)                -
  Other assets                                                          49,685           (79,888)
  Accounts payable                                                   2,388,122           720,021
  Accrued liabilities                                                1,107,077        (1,037,222)
                                                               ----------------- -----------------
      Net cash flows from operating activities                      (2,714,036)       (1,411,187)
                                                               ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                     (426,671)         (160,738)
  Purchase of certain Innovative Storage Design assets                       -          (261,163)
  Purchase of certain Domtar Consumer Products assets               (3,049,138)                -
                                                             ------------------- -----------------
     Net cash flows from investing activities                       (3,475,809)         (421,901)
                                                             ------------------- -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdrafts                               117,553           (93,150)
  Net borrowings (repayments) on note payable to bank                1,702,161        (1,489,919)
  Repayment of long-term debt                                         (692,273)         (692,807)
  Proceeds from note payable to officer and director                 1,000,000           100,000
  Repayment of note payable to officer and director                 (1,000,000)         (100,000)
  Proceeds from the issuance of common stock                         5,032,850         4,200,648
                                                             ------------------- -----------------
      Net cash flows from financing activities                       6,160,291         1,924,772
                                                             ------------------- -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 95,277           (54,102)
                                                             ------------------- -----------------

Net Change in Cash                                                      65,723            37,582
Cash, beginning of period                                              360,612           130,967
                                                             ------------------- -----------------
Cash, end of period                                               $    426,335     $     168,549
                                                             =================== =================


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                        $    464,256     $     421,569
                                                             =================== =================
  Non-cash financing and investing activities -
   common stock issued for assets                                 $          -     $     200,280
                                                             =================== =================


      See accompanying notes to condensed consolidated financial statements.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim unaudited condensed consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

         The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc. (inactive), Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated in consolidation.


NOTE 2- INVENTORIES

         Inventories at September 30, 2000 and March 31, 2000 consisted of the following:

                                                   September 30,       March 31,
                                                       2000              2000
                                                       ----              ----
      Raw materials                                $  848,666        $   619,463
      Work-in-process                                 711,445          1,096,799
      Finished goods                                7,733,117          3,584,909
                                                   ----------        -----------
                                                   $8,893,228        $ 5,301,171
                                                   ==========        ===========


NOTE 3- ASSET ACQUISITION AND COMMITMENTS

         Effective as of April 1, 2000, the Company acquired certain assets of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, for total consideration of $4,781,140, plus expenses of $49,138. Under the provisions of the agreement, the Company was granted an exclusive world-wide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three year period extending to March 31, 2003, extendable for an additional three year period, and automatically renewable thereafter, unless terminated by either party. The license remains exclusive providing annual sales achieve certain minimum sales levels, or the payment of minimum royalties. The Agreement also provides for the payment of royalties on the sale of Domtar products, an option by Domtar to repurchase the assets at a premium, and the purchase of paper from Domtar.

         The total purchase price of these acquired assets, exclusive of inventories is included in Licenses, Trademarks and Other Intangible Assets in these condensed consolidated financial statements, and is being amortized to cost of sales over a fifteen year period on the straight-line basis. The Company plans to complete an analysis of the specific assets acquired, the allocation of the total purchase price to the specific assets, and the estimated useful lives related thereto. Upon completions of this analysis, if the Company determines that an amortization period other than fifteen years is more appropriate, it will revise its accounting at that time.

NOTE 4- NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                             Three Months Ended                 Six Months Ended
                                                                September 30,                     September 30,
                                                             2000           1999              2000            1999
                                                             ----           ----              ----            ----

Designer Stationeries and Specialty Papers                $  7,705,152   $  7,035,426      $  16,268,561   $  12,041,790
Plastic Filing and Storage Cabinets                          2,614,584              -          3,255,849               -
                                                         -------------- --------------    --------------- ---------------
                                                          $ 10,319,736   $  7,035,426      $  19,524,410    $ 12,041,790
                                                         ============== ==============    =============== ===============



NOTE 5- NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                             Three Months Ended                 Six Months Ended
                                                                September 30,                     September 30,
                                                             2000           1999               2000           1999
                                                             ----           ----               ----           ----
Net income (loss) (numerator)                             $   (504,264)  $     85,893      $    (170,051)  $      81,612
                                                         ============== ==============    =============== ===============

Shares used in the calculation (denominator)
 Weighted average shares outstanding                        37,770,736     15,043,364         35,929,210      12,450,308
 Effect of dilutive stock options and warrants                       -        379,589                  -         379,589
                                                         -------------- --------------    --------------- ---------------
                                                            37,770,736     15,422,953         35,929,210      12,829,897
                                                         ============== ==============    =============== ===============



Outstanding stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net loss per share in 2001, because to do so would have been antidilutive, are 657,517 shares.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of January, 2001.

        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer


        By: /s/ Daniel J. Regan
            -------------------------------------
            Daniel J. Regan
            Vice President and Chief Financial Officer

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




Exhibit
Number

3.1      Certificate of Incorporation of the Company
3.2      Bylaws of the Company
27.1     Financial Data Schedule