Form 10-Q
period 2000-12-31
GEOGRAPHICS INC
filed 2001-02-14
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           /X/ QUARTERLY report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the Fiscal Quarter Ended December 31, 2000
                                       OR
           / / Transition report PURSUANT TO Section 13 or 15(d)
                     of the SECURITIES Exchange Act OF 1934
                  For the Transition Period from _____ to _____

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

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 8, 2001 was $7,644,295 based on a closing sales price of $0.28 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, $.001 par value, as of February 8, 2001 was 38,191,676.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE

                                TABLE OF CONTENTS

                                                                                  PAGE

PART I - FINANCIAL INFORMATION......................................................1

         ITEM 1.  FINANCIAL STATEMENTS..............................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...............................1

         FORWARD-LOOKING STATEMENTS.................................................1

         RESULTS OF OPERATIONS......................................................2

         LIQUIDITY AND CAPITAL RESOURCES............................................3

         NEW ACCOUNTING PRONOUNCEMENTS..............................................3

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........4

PART II - OTHER INFORMATION.........................................................5

         ITEM 3-  DEFAULTS UPON SENIOR SECURITIES...................................5

         ITEM 5 - OTHER INFORMATION.................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..................................6

SIGNATURE...........................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the unaudited condensed consolidated financial statements consisting of the consolidated balance sheets as of December 31, 2000 and March 31, 2000, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31, 1999

         NET SALES. Net sales increased 29.2% to $10,918,615 for the three months ended December 31, 2000 from $8,453,312 in the quarter ended December 31, 1999. Net sales from new product lines due to the acquisition of Domtar's specialty paper products line and the introduction of GeoFiles were the major factors contributing to the net sales increase of $2,465,303, for the third quarter. New product net sales from Domtar Specialty Paper and GeoFiles were $839,251 and $637,401, respectively. Net sales of domestic and international core paper products were up 11.0% and 24.1%, respectively.

         GROSS MARGIN. Gross margin was $2,469,943 and $2,880,740 for the three months ended December 31, 2000 and 1999, respectively. Gross margin as a percentage of gross sales decreased to 20.0% in the quarter ended December 31, 2000, from 29.4% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher product cost of sales due to product mix, warehouse setup and transportation costs for the consolidation of distribution to the Wisconsin distribution center, an increase in freight-in costs related to GeoFiles, amortization of license fees, royalties on new products, and higher freight and shipping costs related to the Domtar and GeoFiles product lines.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were down 7.2% to $2,287,425 (18.5% of gross sales) during the three months ended December 31, 2000 compared to $2,466,088 (25.2% of gross sales) in the same period in fiscal 2000. Increases in, depreciation and amortization $151,303, travel $49,463, audit and legal $88,829, were offset by decreases in advertising and promotion and customer selling allowances.

         OTHER INCOME (EXPENSE). Other expense for the three months ended December 31, 2000 was $15,893 compared to other income of $72,970 for the quarter ended December 31, 1999. Other expense during the third quarter of 2001 was attributable to an unfavorable exchange gain/loss of $15,923 compared to the third quarter of 2000 which had a favorable exchange gain/loss of $24,207 and miscellaneous income of $50,187 from favorable settlements with vendors.

         INTEREST EXPENSE. Interest expense increased to $324,024 (2.6% of gross sales) for the three months ended December 31, 2000, compared to $266,231 (2.7% of net sales) during the same period in fiscal 2000. The higher interest expense was due to an increase in borrowings from the Company's line of credit with its bank.

NINE MONTHS ENDED DECEMBER 31, 2000 VS. NINE MONTHS ENDED DECEMBER 31, 1999

         NET SALES. Net sales increased 48.7% to $30,443,025 in the nine months ended December 31, 2000 from $20,475,102 in the nine months ended December 31, 1999. The increase in net sales of $9,967,923 was mainly attributable to new products due to the acquisition of Domtar's specialty paper product line and the introduction of the GeoFiles product line. Domtar Paper net sales of $2,845,136 and GeoFile net sales of $3,913,066 account for 28.5% and 39.3% of the net sales increase, respectively. Net sales of domestic core paper products increased $3,476,720, and international sales decreased $218,597.

         GROSS MARGIN. Gross margin for the nine months ended December 31, 2000 was $7,298,813 compared to $6,404,058 for the nine months ended December 30, 1999. Gross margin as a percentage of gross sales decreased to 21.0% in the nine months ended December 31, 2000, from 27.3% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher customer program costs, warehouse set-up costs for the distribution center in Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees, royalties on new products, higher shipping and handling costs and a one time air freight charge relating to a special promotion on GeoFiles.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6,717,797 (19.3% of gross sales) during the nine months ended December 31, 2000 from $5,795,896 (24.7% of gross sales) in the same period in fiscal 2000. The increase is primarily attributable to sales volume related increases in commissions $138,313, trade shows $123,199, other selling and marketing expenses $239,684, travel $100,388 and depreciation and amortization $267,544.

         OTHER INCOME (EXPENSE). Other income for the nine months ended December 31, 2000 amounted to $10,329 compared to $382,641 for the nine months ended December 31, 1999. The reduction is due to the income recognized through December 31, 1999 from favorable settlements of amounts owed to vendors.

         INTEREST EXPENSE. Interest expense increased to $918,795 (2.6% of gross sales) during the nine months ended December 31, 2000, compared to $687,800 (2.9% of gross sales) during the same period in fiscal 2000. The higher interest expense was due to increased borrowings, primarily caused by the increases in receivables and inventories supporting higher sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, and the acquisition of certain assets from Domtar and Z-International, the Company has required, and continues to require, substantial externally provided working capital. At the date of this Report, the Company's only other available source of working capital consisted of borrowings available under its revolving credit facility. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its eligible inventory. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, debt-to-equity ratios and cash flow coverage ratios. Borrowings under this facility were $7,218,886 at December 31, 2000. It is the Company's intention to fund future capital requirements through operating cash flows generated from efficiencies to be gained from the consolidation of distribution and warehouse facilities, product price increases and the adjustment of the credit facility.

         Discounts and allowances that are extended to customers in the normal course of business can have temporary, period effects on the Company's incoming cash flow. Although the Company attempts to work with customers to mitigate and smooth out the impacts of customer remittance deductions for such discounts and allowances, such efforts are not always successful.

         As of October 31, 2000, the Company entered into an agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation to sell certain assets of Geographics Europe, Ltd., the Company's European subsidiary. The Company has received approximately $500,000 in initial proceeds, and will receive royalties on future sales of the Smead/Atlanta Group at the rate of 4 to 5% of paper products, and 3% of GeoFiles, with a minimum annual royalty of $100,000.


NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

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

         In January 2001, the EITF reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or services to be Delivered in the Future." Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. The EITF concluded that a vendor should recognize a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions. The Company does not expect that the adoption of EITF 00-22 will have a material impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         If the U.S. dollar uniformly increases in strength by 10% in fiscal year 2001 relative to the currencies in which the Company's sales are denominated, loss before taxes would increase by $85,000 for the quarter ended December 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Under the provisions of the revolving credit facility with US Bank, the Company is required to maintain a EBIT/Interest ratio of 1.10 to 1 at the end of each fiscal quarter. For the quarter ended December 31, 2000, the Company's EBIT/Interest ratio was 0.64 to 1. Pursuant to the Company's revolving credit facility, US Bank has the option, without any prior notice or demand, to declare all of the Company's outstanding obligations, which were $7,218,886, due and payable. While the Company is currently in negotiations with US Bank for waiver of this default, there is no assurance that US Bank will grant such waiver. If US Bank elects to declare all of the Company's outstanding obligations due and payable, it would result in a material adverse effect on the Company's business and its future prospectus.

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

NEW PRODUCTS AND DISTRIBUTION OPPORTUNITIES

         To broaden its European distribution channels, as of October 31, 2000, the Company entered into an agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation to sell certain assets of Geographics Europe, Ltd., the Company's European subsidiary. The assets sold consist of inventory, customer files, customer records, sales history, sales orders, supply contracts, goodwill and know-how, which represent all of the assets necessary to operate the business. The Company has retained ownership of its designs, copyrights and trademarks, and has provided an exclusive license to Smead/Atlanta Group for the use of the Geographics brand for paper products and a non-exclusive license to the Geofile brand for file and storage products in exchange for royalty payments on sales of the licensed products. Atlanta Group BV is headquartered Hoogezand, The Netherlands, and also has distribution facilities in Austria, Belgium, England, France, Germany, Spain, Portugal and Switzerland. Under the terms of the agreement, the Company has received approximately $500,000 in initial proceeds, and will receive royalties on future sales of the Smead/Atlanta Group at the rate of 4 to 5% of paper products, and 3% of GeoFiles, with a minimum annual royalty of $100,000.

         To expand its product offerings and customer base, as of December 18, 2000, the Company entered into an agreement to acquire certain assets of the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z- International, Inc. Under the terms of the agreement, the Company and Z-International entered into a license agreement for the Company to use the Z-GRAPHIX name. Under the terms of the agreement, the Company made an initial payment of $100,000, will pay for the initial inventory as sold, and will negotiate for the payment of remaining inventory, if any, at a future date. The agreement also provides for the payment of commissions on net sales, which shall not exceed three years. The Z-International product line acquisition was funded from the proceeds of the Smead/Atlanta transaction.

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

         As of the date of this report, the Company has entered into negotiations for a long-term lease of a warehouse and offices in Waukesha, Wisconsin. The Company will be consolidating and moving its sales and warehouse operations from Toronto, Canada, Dallas, Texas, Milwaukee, Madison and Windsor, Wisconsin.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2001.

        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer

        By: /s/ Daniel J. Regan
            -------------------------------------
            Daniel J. Regan
            Vice President and Chief Financial Officer

                                GEOGRAPHICS, INC
                      Condensed Consolidated Balance Sheets
                      December 31, 2000 and March 31, 2000

                                     ASSETS

                                                                                           DECEMBER 31,      MARCH 31,
                                                                                               2000            2000
                                                                                           ------------    ------------
                                                                                            (UNAUDITED)
Current Assets
Cash                                                                                       $    975,508    $    360,612
Accounts receivable
Trade receivables, net of allowances of $1,221,725 and $1,587,469 at
   December 31 and March 31, 2000, respectively                                               7,769,658       6,053,810
Other receivables                                                                                42,894          25,555
Inventories                                                                                   8,709,744       5,301,171
Prepaid expenses, deposits, and other current assets                                            847,154         562,244
                                                                                           ------------    ------------
Total current assets                                                                         18,344,958      12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                                            9,080,993       9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS,NET                                          3,188,704         317,170

OTHER ASSETS                                                                                    188,894         442,018
                                                                                           ------------    ------------

TOTAL ASSETS                                                                               $ 30,803,549    $ 22,367,444
                                                                                           ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdrafts                                                                            $  1,256,712    $    259,551
Note payable to bank                                                                          7,218,886       5,764,627
Accounts payable                                                                              5,578,858       3,699,532
Accrued liabilities                                                                           3,377,189       2,083,523
Current portion of long-term debt                                                               935,015       1,368,212
                                                                                           ------------    ------------
Total current liabilities                                                                    18,366,660      13,175,445

LONG-TERM DEBT                                                                                1,914,274       3,539,926
                                                                                           ------------    ------------

Total liabilities                                                                            20,280,934      16,715,371
                                                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value - 100,000,000 shares authorized, 38,191,676 and 26,965,589
shares issued and outstanding at December 31 and March 31, 2000, respectively                    38,192          26,966
Additional paid-in capital                                                                   26,157,465      20,950,859
Accumulated other comprehensive loss                                                           (253,158)       (233,318)
Accumulated deficit                                                                         (15,419,884)    (15,092,434)
                                                                                           ------------    ------------
Total stockholders' equity                                                                   10,522,615       5,652,073
                                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 30,803,549    $ 22,367,444
                                                                                           ============    ============



     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                     2000             1999           2000            1999
                                                 ------------    ------------    ------------    ------------
SALES                                            $ 12,380,639    $  9,785,327    $ 34,755,272    $ 23,461,171
Returns and Allowances                             (1,462,024)     (1,332,015)     (4,312,247)     (2,986,069)
                                                 ------------    ------------    ------------    ------------
Net Sales                                          10,918,615       8,453,312      30,443,025      20,475,102

COST OF SALES                                       8,448,672       5,572,572      23,144,212      14,071,044
                                                 ------------    ------------    ------------    ------------

Gross Margin                                        2,469,943       2,880,740       7,298,813       6,404,058

S.G.& A. EXPENSES                                   2,287,425       2,466,088       6,717,797       5,795,896
                                                 ------------    ------------    ------------    ------------

Operating Income                                      182,518         414,652         581,016         608,162

OTHER INCOME (EXPENSE)
Interest Expense                                     (324,024)       (266,231)       (918,795)       (687,800)
Other Income (Expense)                                (15,893)         72,970          10,329         382,641
                                                 ------------    ------------    ------------    ------------
Total Other Income (Expense)                         (339,917)       (193,261)       (908,466)       (305,159)

NET INCOME (LOSS) BEFORE INCOME TAXES                (157,399)        221,391        (327,450)        303,003

PROVISION FOR INCOME TAXES                               --              --              --              --
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                    (157,399)        221,391        (327,450)        303,003
                                                 ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS) -
FOREIGN CURRENCY TRANSLATION                           61,632         (54,103)        (19,840)       (105,407)
                                                 ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                      $    (95,767)   $    167,288    $   (347,290)   $    197,596
                                                 ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE
Basic                                            $      (0.00)   $       0.01    $      (0.01)   $       0.02
                                                 ============    ============    ============    ============
Diluted                                          $      (0.00)   $       0.01    $      (0.01)   $       0.02
                                                 ============    ============    ============    ============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
COMMON AND COMMON EQUIVALENT SHARE
Basic                                              38,174,682      15,043,364      34,641,522      12,450,308
                                                 ============    ============    ============    ============
Diluted                                            38,174,682      15,422,953      34,641,522      12,829,897
                                                 ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                        DECEMBER 31,   DECEMBER 31,
                                                            2000           1999
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                       $  (327,450)   $   303,003
Adjustments to reconcile net income (loss) to net
cash flows used by operating activities
Depreciation and amortization                             1,347,540        989,450
Loss on sale/disposal of property and equipment                --            3,643
Stock based compensation                                    117,982           --
Interest on debentures                                       67,000           --
Revaluation of subsidiary inventories                        99,000
Changes in operating assets and liabilities
Trade receivables                                        (1,715,848)      (655,128)
Other receivables                                           (17,339)       136,122
Inventories                                              (3,507,573)    (1,099,747)
Prepaid expenses, deposits and other current assets        (284,910)       201,446
Licenses, trademarks and other intangible assets             30,220           --
Other assets                                                128,257       (173,234)
Accounts payable                                          1,879,326        238,153
Accrued liabilities                                       1,293,666     (1,472,508)
                                                        -----------    -----------
Net cash flows from operating activities                   (890,129)    (1,528,800)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment                            (751,418)      (251,541)
Purchase of certain Innovative Storage Design assets           --         (261,163)
Proceeds from sales of equipment                               --            5,000
Purchase of certain Z International assets                 (100,000)
Purchase of certain Domtar Consumer Products assets      (3,049,138)          --
                                                        -----------    -----------
Net cash flows from investing activities                 (3,900,556)      (507,704)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdrafts                      997,161        (91,923)
Net borrowings on note payable to bank                      454,259        634,280
Repayment of long-term debt                              (1,058,849)    (2,903,461)
Proceeds from notes payable to officers and directors     1,000,000        100,000
Repayment of notes payable to officers and directors     (1,000,000)      (100,000)
Proceeds from the issuance of common stock                5,032,850      4,951,648
                                                        -----------    -----------
Net cash flows from financing activities                  5,425,421      2,590,544
                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (19,840)       (41,662)
                                                        -----------    -----------

NET CHANGE IN CASH                                          614,896        512,378
CASH, BEGINNING OF PERIOD                                   360,612        130,967
                                                        -----------    -----------
CASH, END OF PERIOD                                     $   975,508    $   643,345
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                $   787,880    $   687,800
                                                        ===========    ===========

Non-cash financing and investing activities -
      common stock issued for assets                    $      --      $   200,280
                                                        ===========    ===========

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

NOTE 2- INVENTORIES

         Inventories at December 31, 2000 and March 31, 2000 consisted of the following:

                                                          December 31,        March 31,
                                                              2000              2000
                                                              ----              ----
        Raw materials                                   $      844,490    $      619,463
        Work-in-process                                      1,033,917         1,096,799
        Finished goods                                       6,831,337         3,584,909
                                                        --------------    --------------
                                                        $    8,709,744    $    5,301,171
                                                        ==============    ==============

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

         The total purchase price of these acquired assets, exclusive of inventories is included in Licenses, Trademarks and Other Intangible Assets in these condensed consolidated financial statements, and is being amortized to cost of sales over a six to fifteen year period on the straight-line basis. The purchase price was allocated to the assets based on their fair value.

NOTE 4- NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                               Three Months Ended           Nine Months Ended
                                                   December 31,                 December 31,
                                                2000          1999          2000           1999
                                             -----------   -----------   -----------   -----------
Designer Stationeries and Specialty Papers   $10,281,214   $ 7,800,887   $26,529,959   $19,822,677
Plastic Filing and Storage Cabinets              637,401       652,425     3,913,066       652,425
                                             -----------   -----------   -----------   -----------
                                             $10,918,615   $ 8,453,312   $30,443,025   $20,475,102
                                             ===========   ===========   ===========   ===========

NOTE 5- NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                      Three Months Ended               Nine Months Ended
                                                          December 31,                    December 31,
                                                      2000            1999           2000             1999
                                                  ------------    ------------   ------------    ------------
Net income (loss) (numerator)                     $   (157,399)   $    221,391   $   (327,450)   $    303,003
                                                  ============    ============   ============    ============

Shares used in the calculation (denominator)
  Weighted average shares outstanding               38,174,682      15,043,364     34,641,522      12,450,308
  Effect of dilutive stock options and warrants           --           379,589           --           379,589
                                                  ------------    ------------   ------------    ------------
                                                    38,174,682      15,422,953     34,641,522      12,829,897
                                                  ============    ============   ============    ============

Outstanding stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share in 2001 and 2000, because to do so would have been antidilutive, were 3,405,000 and 1,565,411 shares, respectively.

NOTE 6- PAR VALUE OF COMMON STOCK

         In conjunction with the October 16, 2000 reincorporation in the state of Delaware, the Company's common stock was changed from a no par value to a par value of $.001 per share. Accordingly, the reported values of common stock and additional paid-in capital at December 31, 2000 and March 31, 2000 have been reclassified to reflect a par value of $.001 per share of common stock.