Form 10-K
period 2001-03-31
GEOGRAPHICS INC
filed 2001-07-19
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2001
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

   Securities registered under Section 12(g) of the Act: COMMON STOCK, $0.001
                                   PAR VALUE

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

Indicate by checkmark if disclosure of delinquent filers pursuant      [ ]
to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 8, 2001 was $6,337,458 based on a closing sales price of $0.28 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 8, 2001 was 38,191,676.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I   ........................................................................................................1

         ITEM 1.  BUSINESS.......................................................................................1

         ITEM 2.  PROPERTIES....................................................................................15

         ITEM 3.  LEGAL PROCEEDINGS.............................................................................16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16

PART II  .......................................................................................................16

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................16

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................................................17

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........18

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...................................23

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................24

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........26

PART III .......................................................................................................26

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................26

         ITEM 11.  EXECUTIVE COMPENSATION.......................................................................28

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.............................................................................................29

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................31

PART IV  .......................................................................................................31

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................31

SIGNATURES......................................................................................................35

                                     PART I



ITEM 1.  BUSINESS

GENERAL

         Geographics, Inc. (the "Company" or "Geographics") is primarily engaged in the development, manufacture, marketing and distribution of specialty paper products, generally made using pre-printed designs, including stationery, business cards, brochures, memo pads, and poster boards. Geographics is also engaged in the development, marketing and distribution of plastic ready-to-assemble filing and storage cabinets, and has entered into a direct supply agreement with a Taiwanese manufacturer as of May 15, 2001, whereby the company will earn a royalty based on sales of proprietary designs.

         From its inception in 1974 until fiscal year 1991, the Company was engaged exclusively in the manufacture and wholesale marketing of various rub-on and stick-on lettering, stencils, graphics arts products and other signage products. In 1991, the Company began the development of "pre-print" or "specialty" paper products consisting of paper on which photographs or other art images are printed and which is then cut to size. In 1992, the Company introduced its first specialty paper product under the Geopaper brand name. The Company makes several specialty paper products using Geopaper designs, including stationery, business cards, brochures, memo pads, and poster boards which, in North America, are sold primarily to office supply superstores, including Office Depot, and mass market retailers, such as Wal-Mart, and which are also distributed internationally through the Company's subsidiary in Australia, and its European subsidiary through a license agreement dated October 31, 2000, with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation. The specialty papers group now constitutes the Company's principal business, with approximately 87% of the Company's total sales in fiscal 2001 attributable to sales of Geopaper products.

         During the fiscal year 2000, the Company announced the introduction of GeoFile Modular Storage and File System(TM) ("GeoFile"). GeoFile is a flexible line of plastic ready-to-assemble filing and storage cabinets. GeoFile(TM) were sold primarily through the Company's existing office supply superstore customers, including Office Depot and Wal-Mart. Subsequent to fiscal year 2001, the Company has decided to cease reselling the GeoFile line and to focus its sales and marketing efforts on its core specialty paper products. In connection with these decisions, on May 15, 2001, the Company entered into an exclusive direct supply agreement with a Taiwanese manufacturer to license the manufacture and direct sale of GeoFile products.

        Between March 2001 and June 2001, the Company has been in default of two financial covenants under its revolving credit facility with U.S. Bank National Association, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. U.S. Bank has waived these defaults effective as of June 30, 2001. The report of the Company's independent auditors dated June 28, 2001 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 states that the Company's fiscal year 2001 net loss, working capital deficiency and accumulated deficit at March 31, 2001 raise substantial doubt about the Company's ability to continue as a going concern. See "Liquidity and Capital Resources."

REINCORPORATION IN DELAWARE

         Prior to October 16, 2000, the Company was incorporated in Wyoming. On October 16, 2000, the Company consummated a merger into a wholly-owned Delaware subsidiary, pursuant to which each outstanding share of common stock of the existing Wyoming corporation was converted into an equal number of shares of common stock of the Delaware corporation. In connection with the reincorporation, the par value of the Company's common stock was changed from no par value to $.001 per share and the Wyoming corporation ceased to have a separate existence. The surviving entity, also named Geographics, Inc. is a Delaware corporation with a Board of Directors and shareholders identical to that of the former Wyoming corporation.

EXPANSION OF BOARD OF DIRECTORS

         At a special meeting of the Board of Directors held on February 26, 2001, the Board determined that it is in the best interests of the Company and the shareholders to increase the number of directors on the board from the then current number of three directors up to five directors, pursuant to Section 3.2 of the Company's Bylaws. The Board also nominated and elected Mr. Roger R. Mayer and Mr. Jack Stein to fill the newly created directorships pursuant to Section
3.3 of the Company's Bylaws.

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

         The preprint market is segmented between two major methods of distribution: retail and direct mail. Within the retail segment of the preprint market there are numerous sub-segments, including office supply superstores, mass market retailers, arts and crafts stores, party stores, specialty paper retailers, and office supply business-to-business retailers. The Company sells its specialty paper products exclusively in the retail segment of the preprint market, primarily to office supply superstores such as Office Depot and mass-market retailers such as Wal-Mart.

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

                          AS A PERCENTAGE OF NET SALES

CLASS OF PRODUCT                                                                          FISCAL YEAR
----------------                                                                          -----------
                                                                     2001                2000                1999
                                                                     ----                ----                ----
Designer stationery and specialty papers                              87%                 97%                 96%
Plastic filing and storage cabinets                                   13%                  3%                  0%
Lettering, signage, stencil and graphic art products (1)               0%                  0%                  4%

                        NET SALES STATED IN U.S. DOLLARS

CLASS OF PRODUCT                                                                          FISCAL YEAR
----------------                                                                          -----------
                                                                          2001                2000              1999
                                                                          ----                ----              ----
Designer stationery and specialty papers                              $31,640,877         $26,463,998       $20,055,014
Plastic filing and storage cabinets                                    $4,961,188            $790,784                $0
Lettering, signage, stencil and graphic art products (1)                       $0                  $0          $752,000

(1)      Related to discontinued operations

                     NET SALES/ASSETS BY GEOGRAPHIC LOCATION

         Financial information relating to foreign and domestic operations and export sales is as follows:

REGION                                                                            FISCAL YEAR
------                                                                            -----------
                                                                     2001             2000             1999 (1)
                                                              ---------------     --------------   ----------------
        Net sales to domestic and foreign customers
          North America                                       $    33,673,253     $   23,602,805   $     16,488,463
          United Kingdom                                            1,528,235          2,152,093          1,021,474
          Other European Countries                                          -                  -          1,054,000
          Australia                                                 1,400,576          1,499,884          1,491,077
                                                              ---------------     --------------   ----------------
              Total                                           $    36,602,065     $   27,254,782   $     20,055,014
                                                              ===============     ==============   ================
        Operating profit (loss)
          North America                                       $    (3,360,736)    $      937,632   $     (2,581,464)
          United Kingdom                                             (476,487)          (344,869)          (550,609)
          Australia                                                     6,743             87,378            (34,090)
                                                              ---------------     --------------   ----------------
              Total                                           $    (3,830,481)    $      680,141   $     (3,166,163)
                                                              ===============     ==============   ================

        Property, Plant and Equipment
          United States                                       $     8,855,324     $    9,125,809   $      9,778,864
          United Kingdom                                               39,938            126,159            108,793
          Australia                                                    81,973             52,896             57,977
                                                              ---------------     --------------   ----------------
              Total                                           $     9,007,234     $    9,304,864   $      9,945,634
                                                              ===============     ==============   ================



(1) Effective May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory, and other rights to Identity Group, Inc.

         International sales accounted for approximately 21%, 25% and 36% of the Company's total net sales in fiscal years 2001, 2000 and 1999, respectively. International sales by the Company's subsidiaries were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues were subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks. To address this and to broaden its European distribution channels, as of October 31, 2000, the Company's European subsidiary entered into a licensing and distribution agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation, to sell certain assets of Geographics Europe, Ltd. Beginning in November 2000, the Company also made arrangements to sub-contract printing and packaging of its products in Australia to supply that subsidiary.

BUSINESS CONCENTRATIONS

         The Company had two customers in fiscal year 2001, and three customers in fiscal years 2000 and 1999 that individually exceeded 10% of net sales and in the aggregate accounted for approximately 54%, 32%, and 57% of net sales in 2001, 2000 and 1999, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers.

PURCHASING

         The Company's principal purchases are materials for use in the manufacture of specialty paper. In particular, the Company routinely purchases sheets and rolls of commodity paper, as well as other direct materials involved in the printing and packaging of its Geopaper product lines, such as inks, packaging film, labels, shipping boxes and other materials. Certain of the products used in the manufacture of the Company's products are considered commodities, and as such can vary significantly in cost from time to time. Though prices may vary, the Company has not experienced and does not currently anticipate any market shortages of the specific raw materials that it purchases and uses in the manufacture of its products.

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. The Company purchases goods from over 100 vendors, and historically has made a practice of extensive use of a "primary" source for major categories of purchased goods and services. Coincident with the April 1, 2000 acquisition of certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, the Company also entered into a preferred supply agreement with Domtar, Inc., pursuant to which Domtar, Inc. has agreed to provide an immediately available and uninterrupted supply of paper. The Company continues to develop relationships with other significant vendors both as "primary" or "secondary" sources for other goods and services.

         In addition, key vendors have granted the Company significant amounts of trade credit. While management recognizes the loyalty shown the Company from key vendors, it is management's practice to review all significant purchases, to solicit competitive bids from alternate sources, and to evaluate these alternate suppliers for their ability to provide products and service to the Company of the same or similar quality and on the same or more favorable terms than those currently provided to the Company. Although the Company may be able to find other sources of supply for commodity paper and other major raw material categories, there can be no assurance that potential new vendors, once sourced, would provide an uninterrupted supply of raw materials or adequate levels of trade credit, competitive prices or acceptable payment terms.

DISTRIBUTION

         The Company sells its products on a wholesale basis primarily to retailers, including office supply superstores, mass market retailers, arts and crafts stores, party stores, specialty paper retailers, and office supply business-to-business catalog retailers. The Company also markets its products to office supply distributors in the U.S. and to distributors in those countries where the Company does not service retailers directly. Historically, the Company has sold a substantial portion of its products to a limited number of retail customers, and the Company believes that this trend can be expected to continue in the future.

         The Company has historically conducted its export operations through two subsidiaries:

         - Geographics (Europe) Limited ("Geographics-Europe") was incorporated in England on December 12, 1995. To broaden its European distribution channels, as of October 31, 2000, Geographics-Europe entered into an agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation to sell certain assets of Geographics Europe, Ltd. The assets sold consist of inventory, customer files, customer records, sales history, sales orders, supply contracts, goodwill and know-how, which represent all of the assets necessary to operate the business. The Company has retained ownership of its designs, copyrights and trademarks, and has provided an exclusive license to Smead/Atlanta Group for the use of the Geographics brand for paper products and a non-exclusive license to the GeoFile brand for file and storage products in exchange for royalty payments on sales of the licensed products. Atlanta Group BV is headquartered in Hoogezand, The Netherlands, and also has distribution facilities in Austria, Belgium, England, France, Germany, Spain, Portugal and Switzerland. Under the terms of the agreement, Geographics Europe has received approximately $500,000 in initial proceeds, and will receive royalties of 5% of the net sales of all of the Company's products sold by the Smead/Atlanta Group.

         - Geographics Australia Pty. Ltd. ("Geographics-Australia") was incorporated in Brisbane, Australia on June 28, 1996. The offices of Geographics-Australia are located at Unit 1, 31 - 41 Bridge Road, Stanmore, NSW 2048, Australia. Geographics-Australia was organized to import, warehouse, market and distribute the Company's products throughout Australia. Beginning in November 2000, the Company made arrangements to sub-contract printing and packaging of its products in Australia to supply Geographics-Australia.

         The Company has also entered into an exclusive supply and distribution agreement, effective as of November 28, 2000, for the production and distribution of its products in Mexico. Under the agreement, the Company's paper products will be printed and packaged in Mexico, and will be sold directly to the Company's Mexican distributor in US dollars. The Company believes that this arrangement will greatly enhance its ability to service its customers in Mexico, such as Office Depot and Wal-Mart, as well as enhancing the ability to reach traditional Mexican retailers.

         The Company dissolved Geographics Marketing Canada, Inc. during fiscal year 2000. Geographics, Inc now conducts all business and distribution previously conducted by Geographics Marketing Canada, Inc.

COMMERCIAL TERMS - MAJOR CUSTOMERS

         On an annual basis, and in line with industry practice, the Company negotiates terms of sale with certain of its major customers, including office supply superstores, mass-market retailers, and office supply distributors. Items negotiated may include payment terms, co-op advertising, slotting, new store opening, cross dock and freight allowances, volume sales rebates, and merchandise return policies. In limited cases, extended payment terms may be offered. In other cases, sales may be made on a guaranteed basis, allowing the customer to return unsold merchandise during an agreed period. These terms can have a material impact on the net sales and profitability of sales programs with major customers.

MANAGEMENT INFORMATION SYSTEMS - INTEGRATED OPERATIONS SOFTWARE

         The Company is currently finalizing the installation of a comprehensive Operations Management software system. The financial, customer service, and purchasing portions of the system went on-line and are operational as of May 2001. Manufacturing and shop floor control systems are anticipated to go on-line in fiscal year 2002. This software includes MRP and master scheduling capabilities and will be integrated with the Company's financial systems. The Company will be required to make an additional investment of resources to implement the balance of the system in fiscal year 2002 and possibly in future periods.

MANAGEMENT INFORMATION SYSTEMS - ELECTRONIC DATA INTERCHANGE (EDI)

         The Company currently utilizes EDI to transact business with its largest customers. Presently, approximately 70% to 80% of customer orders and invoices are transacted by EDI. Accordingly, the Company has developed in-house EDI expertise to support critical EDI requirements. In fiscal year 2000, the Company achieved compliance with EDI ASN 4010, which relates to electronic transmission of advanced shipping notice information. In fiscal year 2001, the Company achieved compliance with EDI ASN 4030, which relates to electronic transmission of invoices to customers. Compliance with these standards is critical to the Company's ability to transact business with its largest customers.

MANUFACTURING OPERATIONS - SUPPLY AND DISTRIBUTION

         As of March 1, 2001, the Company has entered into a long-term lease of a warehouse and offices in Waukesha, Wisconsin. The Company has consolidated and moved its sales and warehouse operations from Toronto, Canada, Dallas, Texas, Milwaukee, Madison and Windsor, Wisconsin. The Company believes that this consolidation will provide annual savings of approximately $200,000 in rent, and allow the Company to more efficiently service its business east of the Rocky Mountains in North America, which amounts to over 70% of its sales.

         The Company has also made arrangements for local sub-contract supply of certain of its paper products, which will provide considerable freight savings versus servicing from its facility in Blaine, Washington.

COMPETITION

         The Company operates in a highly competitive environment. The Company's designer stationery products compete in most of the Company's markets with Great Papers, Action Communications, Inc., Avery Dennison Office Products, First Base, Paper Direct, Inc., and American Pad and Paper, Inc. The Company's designer stationery products compete for limited shelf space in the office products superstores, office product stores, mass-market stores, contract stationers, wholesalers, office product catalogs and mail order catalogs.

         The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguish the Company from its competitors. While none of these competitors are believed to be dominant in the Company's primary product lines, many are larger, better capitalized and have substantially greater financial, marketing and human resources. In order to remain competitive, the Company may be required to continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company.

ACQUISITIONS

         To strengthen its market position, the Company made two significant acquisitions in fiscal year 2001.

         Effective as of April 1, 2000, the Company acquired certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, for a total consideration of $4,781,140 plus expenses of $49,138. Under the provisions of the agreement with Domtar, the Company was granted an exclusive worldwide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three-year period extending to March 31, 2003, extendable at the Company's option for an additional three-year period, and annually thereafter, unless terminated by either party. The licenses remain exclusive providing annual sales achieve certain minimum sales levels or minimum royalty payments are made. The agreement also provides for the payment of royalties on sales of the Domtar products, an option by Domtar to repurchase the assets at a premium, and the purchase of paper from Domtar.

         To expand its product offerings and customer base, as of December 18, 2000, the Company has entered into an agreement to acquire certain assets of the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc. The Company and Z-International have entered into a license agreement for the Company to use the Z-GRAFIX name. Under the terms of the agreement, the Company has made an initial payment of $100,000, will pay for inventory as sold, and will negotiate for the payment of remaining inventory, if any, at a future date. The agreement also provides for the payment of commissions on net sales, for a period not to exceed three years.

LICENSES, TRADEMARKS AND COPYRIGHTS

         In connection with the acquisition of certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, the Company was granted an exclusive worldwide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three-year period extending to March 31, 2003, extendable at the Company's option for an additional three-year period, and annually thereafter, unless terminated by either party. The licenses remain exclusive providing annual sales achieve certain minimum sales levels or minimum royalty payments are made. The agreement also provides for the payment of royalties on sales of the Domtar products, an option by Domtar to repurchase the assets at a premium, and the purchase of paper from Domtar. In connection with the agreement to acquire certain assets of the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc., the Company and Z-International have entered into a license agreement for the Company to use the Z-GRAFIX(R) name.

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

BACKLOG

            The Company's backlog of orders as of March 31, 2001 and March 31, 2000 was approximately $902,000 and $1,448,000 respectively. The Company includes in backlog the value of all purchase orders received from customers for product not yet shipped and invoiced. The Company's backlog is subject to fluctuations as a result of the seasonal nature in the Company's business and other factors and is, therefore, not necessarily indicative of future sales. There can be no assurance that current backlog will necessarily lead to sales in any future period. The Company's inability to ship product with respect to a purchase order could result in cancellation of such purchase order and reduction of backlog and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At March 31, 2001, the Company employed approximately 147 people; 121 at its headquarters in Blaine, Washington, 19 at its Wisconsin sales and distribution facilities, and 7 at the Company's facilities in Australia. None of the Company's employees are subject to a collective bargaining agreement.

SUBSEQUENT EVENT

         On April 27, 2001, the Company issued $1,200,000 in 10% Convertible Secured Subordinated Notes, due and payable on or before April 27, 2003 (the "Notes"), to certain of the Company's existing shareholders. The Notes bear interest at a rate of 10%, and are convertible at the holder's option into shares of the Company's common stock, at a conversion price of $.20 per share. The Notes will be subordinated to the Company's existing indebtedness owing to U.S. Bank National Association ("U.S. Bank"). Proceeds from the Notes were used to reduce the Company's existing indebtedness to U.S. Bank and for working capital and other general corporate purposes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements, which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, but are not limited to, anticipated growth in the preprint paper market; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; and the ability of the Company to increase its availability under its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, the Company's lack of profitability and questions about its ability to continue as a going concern, material weaknesses in the Company's internal controls, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unfavorable determinations of pending lawsuits or disputes; the inability to secure additional working capital when and as needed and other risks described herein and in the Company's filings with the Securities and Exchange Commission. Additional risks and uncertainties include those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.



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

LACK OF PROFITABILITY; FINANCIAL WEAKNESSES; ABILITY TO CONTINUE AS A GOING CONCERN

         The Company incurred a net loss of $5,006,834 in fiscal year 2001 and has a working capital deficiency of $4,992,359 and an accumulated deficit of $20,099,268 at March 31, 2001. For fiscal year 2001, the Company's independent auditor has included an explanatory paragraph is its audit report, regarding the Company's ability to continue as a going concern. Among the factors cited by the auditor that raised substantial doubt as to the Company's ability to continue as a going concern, are the Company's net loss for fiscal year 2001, working capital deficiency and accumulated deficit at March 31, 2001. In order for the Company to continue as a going concern it must achieve profitability or obtain adequate financing to fund its obligations as they become due.

          The Company believes that the consolidation of multiple distribution facilities into the Waukesha Wisconsin facility, licensing agreements with Atlanta Group, BV, and Mexican distribution partner, the establishment of the direct supply agreement for GeoFile products, and local manufacture of products for the Australian subsidiary will greatly improve liquidity. The Company has also prepared preliminary plans for further operational consolidations, should the actions already taken prove insufficient to restore proper liquidity. The Company also believes that the provider of the current credit facility is willing to increase the current borrowing limit, and, if necessary, the Company would optimistically pursue other public and private capital sources.

         Although the Company believes it will achieve profitability, improve its financial condition, and obtain any required financing, it may not be successful. The Company's consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. See "Liquidity and Capital Resources."

MATERIAL WEAKNESSES IN INTERNAL CONTROL

         The Company had significant weaknesses in internal accounting controls during fiscal year 2001, which could cause material errors in accounting and financial reporting to occur and go undetected. The Company's independent auditor has reported to the Company's board of directors the existence of reportable conditions. Reportable conditions are matters coming to the independent auditors attention that, in their judgement, relate to significant deficiencies in the design or operation of internal control and could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The Company believes that it has mitigated these weaknesses in its accounting and financial reporting by the thorough review performed by its management. The Company cannot be certain that its efforts to implement adequate internal controls will in the future be successful.

CUSTOMER CONCENTRATIONS

         The Company had two customers in fiscal year 2001, and three customers in fiscal years 2000 and 1999 that individually exceeded 10% of net sales and in the aggregate accounted for approximately 54%, 32%, and 57% of net sales in 2001, 2000 and 1999, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the designer stationery or specialty papers industry, would have a material adverse effect on the Company's business, financial condition and results of operations.

         As a result of the concentration occurring in the office supply industry in which the major office mega-stores are accounting for a greater percentage of industry-wide sales, it is anticipated that an increasing number of the smaller outlets and retail stores will discontinue operations in the years ahead. The Company anticipates that certain of such sales will be transferred to the larger mega-stores or wholesale distributors to which the Company currently supplies its products.

         International sales accounted for approximately 21%, 25% and 36% of the Company's total net sales in fiscal years 2001, 2000 and 1999, respectively. International sales by the Company's subsidiaries were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues were subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks.

COMPETITION

         The Company believes that its product designs, product quality, merchandising programs, distribution channels, customer service and competitive pricing distinguish the Company from its competitors. While none of these competitors are believed to be dominant in the Company's primary product lines, many are larger, better capitalized, and have substantially greater financial, marketing and human resources. In order to remain competitive, the Company may be required to continue to make significant expenditures for sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items. Additional financing might be required to fund the Company's investments in those areas. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.

MAINTENANCE OF LARGE INVENTORY OF PRODUCTS

         As of March 31, 2001, the Company maintained inventories of specialty papers and other products of $6,634,321. The Company believes that it is sound business practice to maintain inventories in sufficient quantities to afford the Company flexibility in responding to incoming orders, to maintain its reputation as a major supplier in the industry and to offer certain economies of scale in its purchasing program. The maintenance of the inventories requires a substantial outlay of funds, which may not be recovered for extended periods of time. In addition, the Company has generally observed that raw material prices change more rapidly than pricing for the Company's products. Consequently, the Company may be required to absorb price increases on raw materials before it is able to pass through such increases to its customer base. Also, to the extent that purchasing preferences of the Company's customers change over time, such inventory may become less marketable, which may require the Company to dispose of such inventories at a reduced price.

DEPENDENCE ON KEY VENDORS

         The Company's success depends in large part on reliable and uninterrupted supply of raw materials from its major vendors. The Company purchases goods from over 100 vendors, and historically has made a practice of extensive use of a "primary" source for major categories of purchased goods and services. In connection with the April 1, 2000 acquisition of certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, the Company also entered into a preferred supply agreement with Domtar, Inc., pursuant to which Domtar, Inc. has agreed to provide an immediately available and uninterrupted supply of paper.

The Company continues to develop relationships with other significant vendors both as "primary" or "secondary" sources for other goods and services. The interruption of supplies by Domtar, Inc. or any other key vendor could result in the Company not being able to fulfill customer orders, resulting in the loss of sales and future business.

TECHNOLOGY CHANGES AFFECTING PRODUCTS

         Technology advances in the design and manufacture of personal computer ("PC") hardware and software have had a positive effect on the demand for designer stationery and other specialty paper products marketed by the Company. Significant advances in PC printer hardware combined with lower retail prices have increased penetration rates for these printers. The average consumer now has access to printers offering professional quality color print output at retail prices starting well below the $200 price range. Increased penetration rates have increased the end user demographic for designer stationery. This new technology enables consumers to create products with design quality comparable to the Company's own manufactured products. However, the Company believes that current costs for color printer ink cartridges make mass production of self-created designer papers prohibitively expensive at the present time. The costs for printer ink cartridges as a consumable item related to the use of PC hardware have remained stable in recent years. The Company believes that the cost relationship between the PC printer and associated consumables like replacement cartridges will remain at current ratios for the foreseeable future. If technology continues to advance there can be no assurances that future developments will not render existing or proposed products of the Company uneconomical or obsolete, or that the Company will not be adversely affected by the future development of commercially viable products by others. The development of superior products by others could have a material adverse effect on the Company's business, financial condition or results of operations.


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

DEPENDENCE UPON KEY PERSONNEL

         At the present time, the Company is highly dependent on the continued services of its principal executive officers as well as Directors of the Company. There can be no assurances that the Company will be able to replace any of these key executives in the event their services become unavailable. The loss of other key members of the Company's management team could also have a material adverse effect on the Company's business, financial condition or results of operations.

LACK OF LISTING ON AN EXCHANGE

         The Company's common stock, $0.001 par value per share ("Common Stock"), trades on the NASDAQ OTC Electronic Bulletin Board. However, the lack of listing on a national or regional exchange may restrict marketability of the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market and the market price for the Common Stock.

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

EXISTENCE OF WARRANTS, OPTIONS, CONVERTIBLE NOTES AND POSSIBLE DILUTION

         As of March 31, 2001, there were outstanding warrants to purchase up to 235,000 shares of Common Stock at an exercise price of $.383 per share and options to purchase up to 3,215,000 shares of Common Stock at exercise prices ranging from $0.30 to $0.50 per share. As of April 27, 2001, the Company issued a total of $1,200,000 in 10% Convertible Secured Subordinated Notes. At the option of the holder, the notes may be converted into shares of the Company's common stock at the rate of $.20 per share of stock. In the event that the outstanding warrants and options are exercised and the notes are converted, the holders will be given the opportunity to profit from a rise in the market price of the underlying shares. This may have certain dilutive effects on, and a materially depressive effect on, the market price for the Common Stock. The terms on which the Company could obtain additional capital during the life of such warrants, options and convertible notes, may be adversely affected because the holders may be expected to exercise or convert them at a time when the Company might otherwise be able to obtain comparable additional capital in a new offering of securities at a price per share greater than the exercise price of such options and warrants or conversion rate of such notes.

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

FLUCTUATIONS OF QUARTERLY RESULTS; SEASONALITY

         Management continues to expect that the Company's financial results may vary materially from period to period. Most of the Company's customers order products for immediate delivery. As a result, a substantial amount of the Company's net sales in each quarter result from orders received in that quarter. The Company's net sales and operating results may, therefore, vary significantly as a result of, among other things, volume and timing of orders received during the quarter, variations and sales mix, and delays in production schedules. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results. Moreover, significant portions of the Company's customer orders are placed between June and October of each year in anticipation for shipment during the Company's third fiscal quarter (i.e., the Holiday period). As a result, the Company has experienced and is expected to continue to experience seasonal fluctuations in its operating results based on such purchasing patterns. These fluctuations in quarterly operating results could have a material adverse effect on, among other things, the market price for the Company's Common Stock.



ITEM 2. PROPERTIES

         The Company considers its properties to be suitable and adequate for their intended uses for the foreseeable future. These properties consist of the following:

Executive Offices And Domestic Facilities

         The Company's headquarters and manufacturing facility in Blaine, Washington has approximately 96,500 square feet of office, warehouse and manufacturing space located on ten and one-half acres of Company-owned land. The Company also leases approximately 118,000 square feet of warehouse and office space in Waukesha, Wisconsin. The term of the lease is seven years, beginning on March 1, 2001. The lease calls for annual base rent of $354,000, and allows for an increase in base rent of 2% per year. Management believes these facilities are suitable and adequate for the Company's business.

Australian Facilities

         In connection with the distribution of the Company's products in Australia, Geographics-Australia leases 8,350 square feet of office and warehouse space in Stanmore, Australia. The lease requires lease payments of AUD$94,800 per year, triple net, and expires on May 31, 2004.



 ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and actions incident to the operation of its business. It is the opinion of management that the ultimate resolution of these matters and any future unidentified claims will not have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since December 24, 1997, the Company's Common Stock traded on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low closing bid prices or closing sales prices, as the case may be, of the Common Stock, as reported on the OTC Bulletin Board for each fiscal quarter beginning with the first fiscal quarter of fiscal year 2000.



                                    Fiscal Year 2001      Fiscal Year 2000
                                    ----------------      ----------------
Quarter                             High       Low        High       Low
-------                             ----       ---        ----       ---
First (June 30)                     $.94       $.47       $ .69      $.34
Second (September 30)               $.72       $.44       $ .56      $.41
Third (December 31)                 $.36       $.17       $ .56      $.34
Fourth (March 31)                   $.41       $.20       $1.47      $.44


         The foregoing quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As of June 8, 2001, the Company believes there were approximately 3,000 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements for the periods indicated. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's fiscal year 2001 consolidated Financial Statements and notes thereto, and the Independent Auditors' Reports contained elsewhere in this Report. The Independent Auditors' Report for fiscal year 2001 contains an explanatory paragraph that states that the Company's net loss, working capital deficiency, and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements and the following selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty.

                              YEARS ENDED MARCH 31,
                          STATEMENT OF OPERATIONS DATA

                                             2001             2000              1999                1998                1997
                                             ----             ----              ----                ----                ----
Net Sales                                 $36,602,065      $27,254,782       $20,055,014         $22,015,900         $14,028,746

Gross margin                                5,656,272        8,256,070         8,123,917             980,761          (2,493,490)

Income (loss) from operations              (3,830,481)         680,141        (3,166,163)         (8,089,245)         (7,598,804)

Net income (loss)                         $(5,006,834)        $236,153          $979,074         $(8,727,144)        $(7,950,301)

Net income (loss) per share                    $(0.14)          $ 0.01             $0.10              $(0.91)             $(0.85)
Diluted

Weighted average shares                    35,283,729       20,599,160         9,857,252           9,626,335           9,322,278
outstanding used in
computing diluted share data

SUPPLEMENTAL                              $(2,064,497)      $2,492,988        $5,055,625         $(5,464,219)        $(6,226,512)
OPERATING DATA:
EBITDA (1)



(1) As used herein, "EBITDA" is defined as net income plus interest, taxes, depreciation and amortization. EBITDA is commonly used to assess the non-cash effect on earnings of generally high levels of both amortization and depreciation expenses associated with capital equipment and acquisitions. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                    MARCH 31,

                               BALANCE SHEET DATA

                                       2001              2000              1999              1998              1997
                                       ----              ----              ----              ----              ----
Working capital                     $(4,992,359)       $(872,053)      $(6,253,495)      $(8,872,651)         $401,550

Total assets                         27,335,496       22,367,444        18,139,989        25,325,764        30,245,701

Long-term obligations,                1,628,908        3,539,926         3,776,432         4,853,254         4,322,371
less current portion

Stockholders' equity                  5,710,856        5,652,073           283,208          (504,744)        7,917,023


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

RESULTS OF OPERATIONS

                                                                                  Years Ended March 31,
                                                                                  ---------------------
The following table sets forth the percentages which                   2001              2000             1999
the items in the Company's consolidated statements of                  ----              ----             ----
operations bear to net sales for the periods indicated:
Net sales                                                             100.0%             100.0%          100.0%

Cost of sales                                                          84.5               69.7            59.5

Gross margin                                                           15.5               30.3            40.5

Selling, general and administrative expenses                           25.9               27.8            56.3

Income (loss) from operations                                         (10.5)               2.5           (15.8)

Interest expense                                                       (3.1)              (3.4)           (6.1)

Other income (expense), excluding interest expense                     (0.1)               1.8            (0.5)

Net Income (loss) from continuing operations                          (13.7)               0.9           (22.3)

Income from and gain on sale of discontinued                             --                 --            27.2
operations

Net income (loss)                                                     (13.7)%              0.9%            4.9%

FISCAL 2001 COMPARED TO FISCAL 2000

            NET SALES. Net sales increased 34.3% to $36,602,065 in fiscal 2001 from $27,254,782 in fiscal 2000. The increase was primarily attributable to new products associated with the acquisition of Domtar's specialty paper product line and the introduction of the GeoFiles product line. Of the $9.3 million increase, products acquired from Domtar contributed approximately $3.6 million, and the GeoFile line contributed approximately $4.2 million. Store closures at two major retailers coupled with customer efforts to reduce inventories yielded a slower sales growth pace than experienced in previous years. Management expects to experience continued sales growth in the Company's specialty papers product lines through general volume increases, the introduction of new products and price increases on existing products. As a result of the Company's decreased emphasis on the GeoFile line, management anticipates that sales of GeoFiles will decline in the future. However management expects an improvement in the gross margin of this line due to the establishment of the direct supply agreement for GeoFile products.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin decreased $2,599,798 to $5,656,272 (15.5% of net sales) from $8,256,070 (30.3% of net sales) fiscal year 2001 compared to fiscal year 2000. The lower gross margin is primarily attributable to higher customer program costs, warehouse set-up costs associated with the Waukesha, Wisconsin facility, freight-in expenses for GeoFiles, amortization of license fees, royalties on new products, higher shipping and handling costs, and a one-time air freight charge relating to a special promotion on GeoFiles.

         Management continues to explore alternatives of sub-contracting portions of manufacturing operations to determine whether improvements in gross margin would be available. Management also continues to review freight expense and to explore options for reduction of this expense via change in the manner in which products are consolidated for shipment and in shipping origination points. Management believes that consolidation of multiple distribution facilities into its Waukesha, Wisconsin facility will have a positive impact on gross margins. Management further believes that licensing agreements with Atlanta Group, BV, and its Mexican distribution partner, in addition to the direct supply agreement for GeoFile products and local manufacturing of its products in Australia will create additional positive impact on gross margins. However, it is not certain that these improvements in gross margin will be realized.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses increased to $9,486,753 (25.9% of net sales) in fiscal 2001 from $7,575,929 (27.8% of net sales) in fiscal 2000. This increase is primarily attributable to sales volume related increases in commissions, trade shows, other selling and marketing expense, travel and depreciation and amortization expense. While showing an increase in absolute terms, management believes that the relative decrease in SG&A reflects an improvement in the efficiency of this area over fiscal year 2000.

         INCOME (LOSS) FROM OPERATIONS. The Company recorded a loss from operations in fiscal 2001 of $(3,830,481) compared to income from operations of $680,141 during fiscal 2000. The decline was primarily the result of the decline in gross margins described above.

         OTHER INCOME (EXPENSE). Other income (expense), other than interest expense, for fiscal 2001 amounted to $(32,575) compared to income of $483,330 in fiscal 2000, which was primarily derived from favorable settlements with trade vendors. Exchange losses associated primarily with operations in Australia also contributed to the unfavorable change.

         Management believes that due to the agreement with Atlanta Group BV, the European subsidiary of Smead Manufacturing Corporation, and establishment of local manufacturing in Australia, that risk of similar exchange losses is significantly lower going forward.

          INTEREST EXPENSE. Interest expense increased to $1,143,777 (3.1% of net sales) during fiscal 2001, compared to $927,318 (3.4% of net sales) during fiscal 2000. The higher interest costs were caused by an increase in borrowings by the Company to support operations. The increase in borrowings were necessitated by reduced gross margins and increased investment in inventories to support sales in new product lines.

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The net loss from continuing operations was $(5,006,834) ((13.7)% of net sales) in fiscal 2001 compared to net income of $236,153 (0.9% of net sales) in fiscal 2000. The decline is primarily the result of costs incurred relating to the GeoFile product line, freight, consolidation of warehouses, and gross margin erosion described above.

         INCOME TAX PROVISION (BENEFIT). An income tax benefit related to the Company's net loss for fiscal year 2001 has not been recorded as realization of such is not considered more likely than not.

         NET INCOME (LOSS). Net Loss of $(5,006,834) ((13.7)% of net sales) in fiscal year 2001 compares unfavorably to net income of $236,153 (0.9% of net sales) in fiscal year 2000, for the reasons discussed above.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         NET SALES. Net sales increased 35.9% to $27,254,782 in fiscal 2000 from $20,055,014 in fiscal 1999. The increase was primarily attributable to increased business with a major customer, the addition of a new significant customer, and sales of GeoFiles, a new product line acquired in early fiscal 2000.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") are those central expenses that are incurred to support the Company's selling, marketing and manufacturing efforts. SG&A expenses decreased to $7,575,929 (27.8% of net sales) in fiscal 2000 from $11,290,080 (56.3% of net sales) in fiscal 1999. This decrease is primarily attributable to a decrease in the Company's legal fees, decreases in other professional fees, salaries and benefits, offset by increases in promotional expenses, commissions, travel expenses and European selling expenses.

         INCOME (LOSS) FROM OPERATIONS. The Company recorded income from operations in fiscal 2000 of $680,141 compared to an operating loss of $(3,166,163) during fiscal 1999. The improvement was the result of significantly higher net sales and improved operating controls.

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

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The net income from continuing operations was $236,153 (0.9% of net sales) in fiscal 2000 compared to a loss of $(4,481,688) ((22.3)% of net sales) in fiscal 1999. The improvement in 2000 was primarily the result of the Company's improved overall operating performance.

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

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the addition of product lines from the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, and from the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc., and the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility, and closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During fiscal 2001, operating losses totaled $(3,830,481), and the Company experienced negative operating cash flows of $(353,714).

         At the date of this Report, the Company's only available source of working capital consists of borrowings available under its revolving credit facility, which expires on September 30, 2001. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its qualified inventories. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Borrowings under this facility were $8,406,861 at March 31, 2001. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, earnings, debt-to-equity ratios and cash flow coverage ratios.

         Between March 2001 and June 2001, the Company had been in default of two financial covenants under its revolving credit facility with U.S. Bank National Association, the Company's primary source of working capital, and borrowings under the facility have exceeded permitted borrowing base limitations. U.S. Bank has waived these defaults effective as of June 30, 2001.

         U.S. Bank has waived the Company's violations of its financial covenants as of June 30, 2001. In addition, the Company is in discussions with U.S. Bank for an additional mortgage loan. There can be no assurance that U.S. Bank will agree to the additional mortgage loan or that the Company will be able to refinance or replace its revolving credit facility on acceptable terms when and as needed.

         Management believes that its consolidation of multiple distribution facilities into its Waukesha, Wisconsin facility, licensing agreements with Atlanta Group, BV, and with its Mexican distribution partner, the establishment of the direct supply agreement for GeoFile products, and local manufacture of products for its Australian subsidiary will improve liquidity and contribute positively towards regaining compliance with financial covenants. Management has also prepared preliminary plans for further operational consolidations, should the actions already taken prove insufficient to restore compliance and necessary liquidity. The failure to obtain an additional mortgage and to extend the expiration date of the revolving credit facility, or to otherwise obtain sufficient funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

         The Company operates in a highly competitive environment. Many of the Company's competitors are larger, better capitalized and have substantially greater financial, marketing and human resources. The Company currently does not have the financial ability to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items that may be necessary to remain competitive.

         The Company issued a total of $1,200,000 in 10% Convertible Subordinated Notes dated April 27, 2001. The notes are due and payable on or before April 27, 2003 and are subordinated to indebtedness to the Company's senior bank lender. At the option of the holder, the notes may be converted into shares of the Company's common stock at the rate of $.20 per share of stock.

         The report of the Company's auditors dated June 28, 2001 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 states that the Company's fiscal year 2001 net loss, working capital deficiency and accumulated deficit at March 31, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

         In April, 2001, the Emerging Issues Task force (EITF) reached a consensus on certain issues within Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The EITF concluded that consideration from a vendor to a reseller of the vendor's products, such as cooperative advertising programs, should be recognized as a reduction of revenue when recognized in the vendor's income statement. Application of EITF 00-25 is required no later than in annual or interim financial statement periods beginning after December 15, 2001. Upon application of this Issue, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. The Company has not yet determined the impact of the adoption of this Issue on the Company's consolidated financial statements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         If the U.S. dollar uniformly increases in strength by 10% in fiscal year 2002 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $172,199 for the fiscal year 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

         The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

(a)      Independent Auditors' Reports                                                                            F-2

(b)      Consolidated Balance Sheets as of March 31, 2001 and 2000                                                F-5

(c)      Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999                  F-6

(d)      Consolidated  Statement of Stockholders'  Equity and Comprehensive  Income (Loss) for the years          F-7
         ended March 31, 2001, 2000 and 1999

(e)      Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999                  F-8

(f)      Notes to Consolidated Financial Statements                                                               F-9

(g)      Schedule II - Valuation and Qualifying Accounts                                                          S-1

SUPPLEMENTARY DATA: SELECTED QUARTERLY FINANCIAL DATA


                                                               Three Months Ended
                            June 30,                September 30,              December 31,                 March 31,
                            --------                -------------              ------------                 ---------
                       2000         1999         2000          1999         2000          1999         2001          2000
                       ----         ----         ----          ----         ----          ----         ----          ----
                                                                             (1)
Net Sales           $ 9,204,674  $ 4,986,364  $ 10,319,736  $ 7,035,426  $ 10,438,753  $ 8,453,312   $ 6,638,902   $ 6,779,678
                   ============================================================================================================

Gross Margin        $ 2,705,264  $ 1,489,995   $ 2,243,873  $ 2,033,323   $ 2,240,216  $ 2,880,740  $ (1,533,081)  $ 1,852,010
                   ============================================================================================================

Net Income/(Loss)   $   334,213  $    (4,281)  $  (504,264) $    85,893   $  (534,776) $   221,391  $ (4,302,007)  $   (66,850)
                   ============================================================================================================
Net income (loss) per common and common equivalent share:
   - Basic          $      0.01  $     (0.00)  $     (0.01) $      0.01   $     (0.01) $      0.01  $      (0.11)  $     (0.00)
                   ============================================================================================================
  - Diluted         $      0.01  $     (0.00)  $     (0.01) $      0.01   $     (0.01) $      0.01  $      (0.11)  $     (0.00)
                   ============================================================================================================

(1)As a result of correction of errors, amounts herein differ from those previously reported in SEC Form 10-Q.

Net Sales decreased $479,862, Gross Margin decreased $229,727, and Net Loss increased $377,377

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions with the Company of the executive officers and Directors of the Company as of June 23, 2001. Directors are elected for one year terms or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are at the discretion of the Board.

NAME                                 AGE                        POSITION
----                                 ---                        --------
James L. Dorman                      68                         President, Chairman of the Board of Directors,
                                                                and Chief Executive Officer

William T. Graham                    76                         Director

C. Joseph Barnette                   59                         Director

Roger R. Mayer                       61                         Director

Jack Stein                           74                         Director

Brian P. Sullivan                    47                         Executive Vice President and Chief Operating
                                                                Officer - Paper Products

Brad D. Hall                         38                         Vice President -- Marketing



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

         William T. Graham. Mr. Graham is currently a director of the Company and was a shareholder, officer and director and co-founder of Uniek, Inc. from 1987 until July 1998. Uniek, Inc. is engaged in the business of crafts, photo frames and photo albums, which are distributed to the mass market and office superstores. Mr. Graham sold his interest in Uniek, Inc. in July 1998. In 1949, Mr. Graham founded W.T. Rogers, Inc. ("W.T. Rogers"). Under Mr. Graham's leadership, W.T. Rogers became a leading manufacturer and supplier of office products to mass-market retailers and office superstores. In 1991, the year before W.T. Rogers was merged with a wholly-owned subsidiary of Newell, Inc., its sales had reached $45,000,000 annually.

         C. Joseph Barnette. Mr. Barnette is currently a director of the Company. He is the co-founder and President of Kent Adhesive Products Company ("KAPCO"), a privately held adhesive products company, a position he has held since KAPCO's beginning in 1972.

         Roger R. Mayer. Mr. Mayer is currently a director of the Company. He graduated in 1956 from the Milwaukee School of Engineering with a degree in Industrial Engineering. In 1969, he joined with three partners to form Manutronics, Inc., a printed circuit technology company. Mr. Mayer sold Manutronics to Sanmina Corporation in 1999, after which he formed The Colerget Group, LLC, an equity investment and management firm located in Kenosha, Wisconsin.

         Jack Stein. Mr. Stein is currently a director of the Company. He is also the current Chairman of the Board of Stein Gardens & Gifts, a retail chain of garden centers in Wisconsin. Mr. Stein started that company in 1956 and has been owner and manager of the business. Mr. Stein has also been a member of the board of directors of four Milwaukee banks, and is presently holding a position on the board of several privately held companies, as well as a Director of Universal Savings bank in Milwaukee.

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

         Brad D. Hall. Mr. Hall is the Company's Vice President of Marketing. Mr. Hall holds a BA degree in Foreign Languages from Portland State University, and an MBA in Marketing and International Business from Syracuse University. Following his studies, Mr. Hall joined the consulting firm of ChaseDesign, as Project Manager, Planning and Research. In 1991, he joined Keith Clark as Business Development Manager. After a brief time as Product Manager for the Globe-Weis brand of products for ATAPCO Office Products, in 1996, Mr. Hall joined Samsonite in Denver, Colorado and became Director of Marketing - New Business. In 1998, Mr. Hall joined SteelWorks, Inc. as Vice President of Marketing.


BOARD AND COMMITTEE MEETINGS

         During the fiscal year ended March 31, 2001, there were five meetings of the Board. Each of the directors attended all of the meetings of the Board.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes that all Forms 3, 4 and 5 required to be filed by its directors, officers and greater than 10% shareholders were filed on time during fiscal 2001, except that Messrs. Stein and Mayer were late in filing their Form 3s.

EMPLOYMENT AGREEMENTS

         The Company entered into an Executive Restated Employment Agreement with James L. Dorman effective as of May 13, 2000 (the "Restated Employment Agreement"), which restates a prior employment agreement with Mr. Dorman effective April 16, 1999. Pursuant to the Restated Employment Agreement, Mr. Dorman is entitled to receive a base salary of $170,000 per year or such greater amount as the Board or the appropriate committee thereof may from time-to-time determine. In addition, Mr. Dorman is entitled options to purchase 250,000 shares of Common Stock at a price of $.45 per share, 500,000 shares at $.50 per share, and 300,000 shares at $.30 per share, with such option being vested on a scheduled basis. Under the terms of the Restated Employment Agreement, Mr. Dorman's employment shall continue until April 17, 2003 or until terminated according to the terms of the Restated Employment Agreement.


ITEM 11. EXECUTIVE COMPENSATION

         The following table shows compensation paid by the Company for services rendered during its fiscal years 2001, 2000 and 1999 to (a) the Company's Chief Executive Officer, (b) the four most highly compensated individuals (other than the Chief Executive Officer) who were serving as executive officers of the Company at March 31, 2001 and whose total annual salary and bonus for the fiscal year 2001 exceeded $100,000; and (c) up to two additional individuals who would have been included under item (b) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 2001 (collectively, the "Named Executive Officers").

                                                      ANNUAL                 LONG TERM
                                                   COMPENSATION         COMPENSATION AWARDS
                                                   ------------         -------------------
                                     YEAR
     NAME AND PRINCIPAL              ENDED                            SECURITIES UNDERLYING
          POSITION                 MARCH 31      SALARY     BONUS             OPTIONS
          --------                 --------      ------     -----             -------
James L. Dorman,                     2001        $169,998        --          1,050,000
President, Chairman and
CEO                                  2000         $72,520        --            800,000
                                     1999              --        --                 --

Brian P. Sullivan                    2001        $138,470        --                 --
Executive Vice President
and Chief Operating Officer
- Paper Products                     2000              --        --                 --
                                     1999              --        --                 --

                        OPTION GRANTS IN FISCAL YEAR 2001

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF                                             ASSUMED ANNUAL RATES OF
                                  SECURITIES                                          STOCK PRICE APPRECIATION FOR
                                  UNDERLYING      EXERCISE OR                                  OPTION TERM
                                    OPTION        BASE PRICE                          -----------------------------
NAME                             GRANTED (#)        ($/SH)        EXPIRATION DATE          5%              10%
----                             -----------        ------        ---------------          --              ---
James L. Dorman                    250,000           $0.45            6/20/10           $82,967          $198,749

Brian P. Sullivan                  250,000           $0.40            6/20/10           $95,467          $211,249

EMPLOYEE BENEFIT PLANS

         Stock Option Plans

         The Company's 1999 Stock Option Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options for the purchase of an aggregate of 4,500,000 shares of common stock, subject to adjustment for stock splits and similar capital changes. Employees and, in the case of non-qualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. The Board has the authority to determine the terms of options granted under the plan, including the price, which will not be less than the fair market value at the time of grant in the case of incentive stock options. As of March 31, 2001, the Company had options outstanding to purchase 3,215,000 shares of common stock under the 1999 Stock Option Plan.
401(k) Plan

         The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company matches 10% of employee pretax contributions up to 18% of employee pretax compensation. The Company contributed approximately $4,919 to the plan during fiscal year 2001.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 12, 2001 with respect to (i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and executive officers as a group. Unless otherwise noted, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. This table is based upon information supplied to the Company by directors, officers, and principal shareholders.

                                                              NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED                     PERCENT OWNED
------------------------------------                         ------------------                     -------------
Sandra J. Martin   (1)                                            3,000,000                              7.9%
4918 Femrite Drive
Madison, WI  53716

William T. Graham                                                 6,495,563                             17.0%
4918 Femrite Drive
Madison, WI  53716

James L. Dorman   (2)                                             3,217,289                              8.4%
c/o Geographics, Inc.
1555 Odell Road
Blaine, WA  98231

C. Joseph Barnette   (3)                                            370,000                              1.0
1000 Cherry St.
Kent, OH  44240-7520

Roger R. Mayer                                                    1,594,333                              4.2%
PO Box 580410
Pleasant Prairie, WI 53158

L & D Investments, Jack Stein, Trustee                            1,666,667                              4.4%


------------------------------------------------------------
Total Executive Officers and Directors as a Group                13,343,852                             34.9%
(4 persons)   (5)

* Represents less than 1% of the outstanding shares of Common Stock.

(1) Sandra J. Martin has not filed a Schedule 13D or Schedule 13G with respect to her holdings. The share ownership of Ms. Martin is based solely upon information previously provided to the Company, and the Company is unable to independently verify this information.

(2) Includes the following: (i) 166,667 shares owned beneficially by Mr. Dorman's wife, (ii) 289,511 owned by Panint Electric Ltd., of which Mr. Dorman is a stockholder, officer and director, and (iii) currently exercisable options to purchase 1,050,000 shares of Common Stock.

(3) Includes currently exercisable options to purchase 30,000 shares of Common Stock, and 66,000 shares beneficially owned by Mr. Barnette's wife.

(4) Includes currently exercisable options to purchase 100,000 shares of Common Stock.

(5) Includes currently exercisable options to purchase 1,062,230 shares of Common Stock, currently exercisable warrants to purchase 100,000 shares of Common Stock and 522,178 shares indirectly owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On April 19, 2000, the Company issued a $1,000,000 subordinated note to Mr. James L. Dorman, the Company's Chairman of the Board and Chief Executive Officer, with the proceeds used to assist in acquiring certain assets of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada. The note bore interest at the U.S. Bank's prime lending rate, and was subordinate to the Company's senior indebtedness to U.S. Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued a warrant to Mr. Dorman to purchase 100,000 shares of Common Stock at $0.45 per share until April 30, 2002. Subsequently, the warrant was sold to L & D Investments, Jack Stein, Trustee. Mr. Stein is a director of the Company.

         The Company formed a supply relationship with KAPCO, an Ohio Corporation owned by Mr. C. Joseph Barnett, Director of the Company, in January of 2001. KAPCO supplies the Company with blank white business and greeting cards, and won this business based on competitive price and terms. Products purchased from KAPCO in fiscal year 2001 amounted to $112,261.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         1.       FINANCIAL STATEMENTS

                  (i)      Independent Auditors' Reports

                  (ii)     Consolidated Balance Sheets as of March 31, 2001 and
                           2000

                  (iii) Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999

                  (iv) Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2001, 2000 and 1999

                  (v) Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

                  (vi)     Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                        (i)   Schedule II-Valuation of Qualifying Accounts

         All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

         3.       EXHIBITS FILED AS PART OF THIS REPORT

         EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT

              3.1             Certificate of Incorporation of Geographics, Inc.
                              (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

              3.2 Bylaws of Geographics, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                              2000).

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

             10.18 Restated Employment Agreement between Geographics, Inc. and James L. Dorman, dated as of May 13, 2000 (incorporated by referenced to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).

             10.19 Asset Purchase Agreement dated as of April 1, 2000, by and between Geographics, Inc. and Domtar Inc. (incorporated by referenced to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).

             10.20            $100,000 subordinated note from Geographics, Inc.
                              to James L. Dorman dated April 27, 2001.

             10.21            $50,000 subordinated note from Geographics, Inc.
                              to William T. Graham dated April 27, 2001.

             10.22            $100,000 subordinated note from Geographics, Inc.
                              to L&D Investments LLP dated April 27, 2001.

             10.23            $50,000 subordinated note from Geographics, Inc.
                              to Roger R. Mayer dated April 27, 2001.

             10.24 First Amendment, dated April 17, 2000, to Loan and Security Agreement, dated as of December 22, 1999, between Geographics, Inc. and U.S. Bank N.A., Milwaukee, Wisconsin.

             10.25 Second Amendment, dated June 30, 2001, to Loan and Security Agreement, dated as of December 22, 1999, between Geographics, Inc. and U.S. Bank N.A., Milwaukee, Wisconsin.

             23.1             Consent of KPMG LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2001.

         GEOGRAPHICS, INC.

By:      /s/ James L. Dorman
         ---------------------------------------------------------------
         James L. Dorman
         President, Chief Executive Officer
         and Chairman of the Board

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, and in the capacities and on the date indicated have signed this Report below.



         /s/ James L. Dorman                                       July 16, 2001
         -----------------------------------------------------
         James L. Dorman
         President, Chief Executive Officer
         and Chairman of the Board



         /s/ William T. Graham                                     July 16, 2001
         -----------------------------------------------------
         William T. Graham
         Director



         /s/ C. Joseph Barnette                                    July 16, 2001
         -----------------------------------------------------
         C. Joseph Barnette
         Director



         /s/ Roger R. Mayer                                        July 16, 2001
         -----------------------------------------------------
         Roger R. Mayer
         Director

         /s/ Jack Stein                                            July 16, 2001
         -----------------------------------------------------
         Jack Stein
         Director


         /s/ Michael Oakes                                         July 16, 2001
         -----------------------------------------------------
         Michael Oakes
         Controller

                                                               GEOGRAPHICS, INC.
                                                               TABLE OF CONTENTS
                                                   MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------



                                                                                                            PAGE
   INDEPENDENT AUDITORS' REPORTS.............................................................................F-2

   CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets.........................................................................................F-5

      Statements of Operations...............................................................................F-6

      Statement of Stockholders' Equity and Comprehensive Income (Loss)......................................F-7

      Statements of Cash Flows...............................................................................F-8

      Notes to Financial Statements..........................................................................F-9

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Geographics, Inc.:

We have audited the accompanying consolidated balance sheet of Geographics, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II for the year ended March 31, 2001, included in Item 14 of the Company's annual report on Form 10-K for the year ended March 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geographics, Inc. as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered a net loss, has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP

June 28, 2001
Seattle, Washington

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Geographics, Inc.



We have audited the consolidated balance sheet of Geographics, Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited financial statement Schedule II for the year ended March 31, 2000, included in Item 14 of the Company's annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geographics, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/  KPMG LLP

Chartered Accountants


Vancouver, Canada
July 13, 2000

INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Geographics, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows of Geographics, Inc. and subsidiaries for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above, present fairly in all material respects, the consolidated results of operations and cash flows of Geographics, Inc. and subsidiaries for the year ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial operating losses in 1999 and is out of compliance with its borrowing agreements, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Moss Adams LLP



Bellingham, Washington
May 7, 1999

                                                               GEOGRAPHICS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                         MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                  2001                2000
                                                                          -------------------  --------------------
CURRENT ASSETS
    Cash and cash equivalents                                             $           421,049  $            360,612
    Accounts receivable
       Trade receivables, net of allowance for doubtful
          accounts, sales returns and cash discounts of
          $1,041,696 and $1,587,469 in 2001 and 2000, respectively                  7,188,772             6,053,810
       Other receivables                                                              155,281                25,555
    Inventories                                                                     6,634,321             5,301,171
    Prepaid expenses, deposits, and other current assets                              603,950               562,244
                                                                          -------------------  --------------------
          Total current assets                                                     15,003,373            12,303,392

PROPERTY, PLANT AND EQUIPMENT, net                                                  9,007,234             9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net of
    accumulated amortization of $460,327 and $101,300 in 2001 and
       2000, respectively                                                           3,126,512               317,170

OTHER ASSETS                                                                          198,377               442,018
                                                                          -------------------  --------------------

TOTAL ASSETS                                                              $        27,335,496  $         22,367,444
                                                                          ===================  ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                                       $           975,489  $            259,551
    Note payable to bank                                                            8,406,861             5,764,627
    Accounts payable                                                                5,401,482             3,699,532
    Accrued liabilities                                                             4,237,110             2,083,523
    Current portion of long-term debt                                                 974,790             1,368,212
                                                                          -------------------  --------------------
          Total current liabilities                                                19,995,732            13,175,445

LONG-TERM DEBT                                                                      1,628,908             3,539,926
                                                                          -------------------  --------------------
          Total liabilities                                                        21,624,640            16,715,371
                                                                          -------------------  --------------------

STOCKHOLDERS' EQUITY
    Common stock, $0.001par value - 100,000,000 shares authorized;
       38,191,676 and 26,965,589 shares issued and outstanding in
       2001 and 2000, respectively                                                     38,192                26,966
    Additional paid-in capital                                                     26,190,460            20,950,859
    Accumulated other comprehensive income (loss)                                    (418,528)             (233,318)
    Accumulated deficit                                                           (20,099,268)          (15,092,434)
                                                                          -------------------- ----------------------
          Total stockholders' equity                                                5,710,856             5,652,073
                                                                          -------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        27,335,496  $         22,367,444
                                                                          ===================  ====================

COMMITMENTS, CONTINGENCIES AND
SUBSEQUENT EVENT


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               GEOGRAPHICS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                   2001              2000                1999
                                                            ---------------     ---------------    ----------------
SALES
    Sales                                                   $    43,148,879     $    32,019,946    $     23,127,452
    Less sales returns and allowances                             6,546,814           4,765,164           3,072,438
                                                            ---------------     ---------------    ----------------
          Net sales                                              36,602,065          27,254,782          20,055,014

COST OF SALES                                                    30,945,793          18,998,712          11,931,097
                                                            ---------------     ---------------    ----------------
       Gross margin                                               5,656,272           8,256,070           8,123,917

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      9,486,753           7,575,929          11,290,080
                                                            ---------------     ---------------    ----------------
       Income (loss) from operations                             (3,830,481)            680,141          (3,166,163)
                                                            ----------------    ---------------    -----------------

OTHER INCOME (EXPENSE)
    Other income (expense)                                          (34,294)            484,792              31,291
    Gain (Loss) on sales of property and equipment                    1,718              (1,462)           (126,121)
    Interest expense                                             (1,143,777)           (927,318)         (1,220,695)
                                                            ---------------     ---------------    ----------------
       Total other income (expense)                              (1,176,353)           (443,988)         (1,315,525)
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                     (5,006,834)            236,153          (4,481,688)

DISCONTINUED OPERATIONS
    Income from operations of Core Business                             -                   -               110,476
    Gain on disposal of Core Business, net of
       alternative minimum tax of $50,000                               -                   -             5,350,286
                                                            ---------------     ---------------    ----------------


NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          -                   -             5,460,762
                                                            ---------------     ---------------    ----------------


NET INCOME (LOSS)                                           $    (5,006,834)    $       236,153    $        979,074
                                                            ================    ===============    =================



BASIC INCOME (LOSS) PER SHARE
    Income (Loss) from continuing operations                $        (0.14)     $          0.01    $          (0.45)
    Discontinued operations                                            -                    -                  0.55
                                                            ---------------     ---------------    ----------------
    Net income (loss)                                       $        (0.14)     $          0.01    $           0.10
                                                            ===============     ===============    ================



DILUTED INCOME (LOSS) PER SHARE
    Income (Loss) from continuing operations                $         (0.14)    $          0.01    $          (0.45)
    Discontinued operations                                             -                   -                  0.55
                                                            ---------------     ---------------    ----------------

    Net income (loss)                                       $         (0.14)    $          0.01    $           0.10
                                                            ================    ===============    ================



SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE
    Basic                                                        35,283,729          19,442,115           9,857,252
                                                            ===============     ===============    ================
    Diluted                                                      35,283,729          20,599,160           9,857,252
                                                            ===============     ===============    ================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               GEOGRAPHICS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                                        Retained
                                                                           Common stock              Additional         Earnings
                                                                           ------------                paid-in        (Accumulated
                                                                       Shares          Amount          Capital           Deficit)
                                                                       ------          ------          -------           --------
BALANCE, March 31, 1998                                               9,857,252        $ 9,857       $15,759,161       $(16,307,661)
                                                                    ===========        =======       ===========       ============
Comprehensive income
    Net income                                                             --             --                --              979,074
    Foreign currency translation adjustment                                --             --                --                 --
    Comprehensive income                                                   --             --                --                 --
                                                                    -----------        -------       -----------       ------------
BALANCE, March 31, 1999                                               9,857,252        $ 9,857       $15,759,161       $(15,328,587)
                                                                    ===========        =======       ===========       ============
Comprehensive income
    Net income                                                             --             --                --              236,153
    Foreign currency translation adjustment                                --             --                --                 --
    Comprehensive income
Stock-based compensation                                                   --             --             132,944               --
Issuance of common stock                                             17,108,337         17,109         5,058,754               --
                                                                    -----------        -------       -----------       ------------
BALANCE, March 31, 2000                                              26,965,589        $26,966       $20,950,859       $(15,092,434)
                                                                    ===========        =======       ===========       ============
Comprehensive income (loss)
    Net income (loss)                                                      --             --                --           (5,006,834)
    Foreign currency translation adjustment                                --             --                --                 --
    Comprehensive income (loss)
Stock-based compensation                                                   --             --             217,976               --
Issuance of common stock                                             11,226,087         11,226         5,021,625               --
                                                                    -----------        -------       -----------       ------------
BALANCE, March 31, 2001                                              38,191,676        $38,192       $26,190,460       $(20,099,268)
                                                                    ===========        =======       ===========       ============


                                                                            Accumulated
                                                                               Other                  Total                Total
                                                                           Comprehensive          Stockholders'        Comprehensive
                                                                           Income (Loss)              Equity           Income (Loss)
                                                                           -------------          -------------        -------------

BALANCE, March 31, 1998                                                     $    33,899            $  (504,744)
Comprehensive income
    Net income                                                                     --                  979,074          $   979,074
    Foreign currency translation adjustment                                    (191,122)              (191,122)            (191,122)
                                                                                                                        -----------
    Comprehensive income                                                           --                     --            $   787,952
                                                                            -----------            -----------          ===========
BALANCE, March 31, 1999                                                     $  (157,223)           $   283,208
                                                                            ===========            ===========
Comprehensive income
    Net income                                                                                         236,153          $   236,153
    Foreign currency translation adjustment                                     (76,095)               (76,095)             (76,095)
                                                                                                                        -----------
    Comprehensive income                                                                                                $   160,058
                                                                                                                        ===========
Stock-based compensation                                                           --                  132,944
Issuance of common stock                                                           --                5,075,863
                                                                            -----------            -----------
BALANCE, March 31, 2000                                                     $  (233,318)           $ 5,652,073
                                                                            ===========            ===========
Comprehensive income (loss)
    Net income (loss)                                                                               (5,006,834)         $(5,006,834)
    Foreign currency translation adjustment                                    (185,210)              (185,210)            (185,210)
                                                                                                                        -----------
    Comprehensive income (loss)                                                                                         $(5,192,044)
                                                                                                                        ===========
Stock-based compensation                                                           --                  217,976
Issuance of common stock                                                           --                5,032,851
                                                                            -----------            -----------
BALANCE, March 31, 2001                                                     $  (418,528)           $ 5,710,856
                                                                            ===========            ===========






         See accompanying notes to consolidated financial statements

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                     2001            2000              1999
                                                               ---------------  ---------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $ (5,006,834)     $   236,153      $   979,074
    Adjustments to reconcile net income (loss)  to net
    cash flows provided by (used in) operating activities
       Depreciation and amortization                               1,798,560        1,329,517        2,855,906
       Gain on sale of Core business                                       -                -       (5,350,286)
       Disposal of property and equipment                             (1,718)           1,462          126,121
       Stock-based compensation                                      150,976          132,944                -
       Interest on debentures                                         67,000                -                -
       Inventory valuation adjustment                                844,428                -                -
      Changes in  operating assets and liabilities
       Trade receivables                                          (1,134,962)      (3,005,055)       1,096,906
       Other receivables                                            (129,727)         235,536         (113,041)
       Inventories                                                  (408,544)      (1,768,487)       2,395,474
       Prepaid expenses, deposits and other current assets           (41,705)         291,113         (122,050)
       Accounts payable                                            1,341,886          738,453         (324,388)
       Accrued liabilities                                         2,166,926         (812,809)         157,412
                                                                 -----------      -----------      -----------

          Net cash flows from operating activities                  (353,714)      (2,621,173)       1,701,128
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of Core business                                -                -        6,448,073
    Purchase of plant and equipment                               (1,104,341)        (444,479)        (308,980)
    Purchase of certain Innovative Storage Design assets                   -          (60,883)               -
    Proceeds from sales of equipment                                  65,456           14,355                -
    Other assets                                                      98,322         (391,687)         (27,458)
    Purchase of  certain Z International assets                     (100,000)               -                -
    Purchase of certain Domtar Consumer Products assets           (4,606,924)               -                -
                                                                 -----------      -----------      -----------

          Net cash flows from investing activities                (5,647,487)        (882,694)       6,111,635
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in (repayment of) bank overdrafts                       715,938            6,126          (48,291)
    Net borrowings (repayment of) on note payable to bank          2,642,234        1,867,715       (6,403,896)
    Repayment of long-term debt                                   (2,304,440)      (2,940,895)      (1,354,565)
    Proceeds from notes payable to officers and directors          1,000,000                -                -
    Repayments of notes payable to officer and directors          (1,000,000)               -                -
    Proceeds from issuance of common stock                         5,032,851        4,875,583                -
                                                                 -----------      -----------      -----------
          Net cash flows from financing activities                 6,086,583        3,808,529       (7,806,752)
                                                                 -----------      -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (24,945)         (75,017)        (191,122)
                                                                 -----------      -----------      -----------

NET CHANGE IN CASH                                                    60,437          229,645         (185,111)

CASH, beginning of year                                              360,612          130,967          316,078
                                                                 -----------      -----------      -----------

CASH, end of year                                                $   421,049      $   360,612      $   130,967
                                                                 ===========      ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                       $ 1,138,929      $   875,272      $ 1,044,421
                                                                 ===========      ===========      ===========
    Non-cash financing and investing activities -
       Acquisition of fully reserved Domtar Inventory            $   223,354      $         -      $         -
                                                                 ===========      ===========      ===========
       Acquisition of Z-International inventory for credit       $   360,063      $         -      $         -
                                                                 ===========      ===========      ===========
       Common stock issued for assets                            $         -      $   200,280      $         -
                                                                 ===========      ===========      ===========
       Financing obtained in acquisition of equipment            $         -      $   135,982      $         -
                                                                 ===========      ===========      ===========



See accompanying notes to consolidated financial statements

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS

        Geographics, Inc. (the "Company") is a Delaware corporation with its offices and main manufacturing and distribution facilities located in Blaine, Washington. The Company also has sales, warehousing and distribution facilities near Sydney, Australia, and Waukesha, Wisconsin. The Company is a manufacturer of designer stationery, value-added papers and ready-to-assemble filing and storage systems. (See Note 4 regarding the sale of certain business operations and product line acquisitions.)


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

        CASH AND EQUIVALENTS - Cash and cash equivalents include cash on deposit with banks and other highly liquid investments with original maturities of ninety days or less.

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

        INVENTORIES - Inventories are valued at the lower of cost on a first-in, first-out (FIFO) basis or estimated net realizable value.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Depreciation and amortization is provided based on useful lives of the assets (buildings - fifteen to forty years; machinery and equipment - three to fifteen years; computers and software
        - three to ten years; vehicles - five to eight years), using primarily the straight-line method. Betterments, renewals and repairs that extend the life of assets are capitalized. Repairs and maintenance items are expensed when incurred. Depreciation and amortization expense, including amortization expense on capitalized leased equipment, was $1,257,153, $1,329,517 and $2,855,906 during the years ended March 31, 2001, 2000 and 1999, respectively.

        LICENSES, TRADEMARKS, AND OTHER INTANGIBLE ASSETS - Licenses, trademarks and other intangible assets are stated at historical cost. Amortization is provided on a straight-line basis based on useful lives of six to fifteen years.

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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's non-U.S. subsidiaries is the applicable local currency. The translation of the applicable foreign currency denominated financial statements into the Company's functional currency, U.S. dollars, is calculated for assets and liabilities at the exchange rates in effect as of the balance sheet dates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded as other comprehensive income (loss) within the consolidated statements of stockholders' equity and comprehensive income (loss). Transaction gains and losses are reported in net income in the period they are realized.

        USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        REVENUE RECOGNITION - Goods are shipped to the customer, F.O.B. destination. Sales are recorded and recognized as revenue when product is received by the customer.

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

        The Company also participates with its customers in cooperative advertising and other promotional programs, in which the Company contributes to customers' advertising costs. Advertising expense amounted to $1,384,315, $755,074 and $589,569 during the years ended March 31, 2001, 2000 and 1999, respectively.

        NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted net income (loss) per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method, and which are anti-dilutive.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued liabilities, note payable and long-term debt. The fair value of these instruments approximates their carrying amounts based upon their short-term nature or current market indicators such as prevailing interest rates.

        STOCK-BASED COMPENSATION - The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement permits a company to choose either a new fair-value method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No 123 requires pro forma disclosure of net income
        (loss) and income (loss) per share computed as if the fair-value based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method.

        IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
        - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        COMPREHENSIVE INCOME (LOSS) - The Company reports comprehensive income
        (loss), which includes the Company's net income (loss) as well as changes in equity from other non-owner sources. In the Company's case through the date of the consolidated financial statements, the other changes in equity included in comprehensive income (loss) comprise cumulative foreign currency translation adjustments.

        RECENT ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

        In April, 2001, the Emerging Issues Task force (EITF) reached a consensus on certain issues within Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The EITF concluded that consideration from a vendor to a reseller of the vendor's products, such cooperative advertising programs, should be recognized as a reduction of revenue when recognized in the vendor's income statement. Application of EITF 00-25 is required no later than in annual or interim financial statement periods beginning after December 15, 2001. Upon application of this Issue, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. The Company has not yet determined the impact of the adoption of this Issue on the Company's consolidated financial statements.


NOTE  3  - GOING CONCERN


       The Company's consolidated financial statements have been prepared assuming the company will continue as a going concern.


       The Company incurred a net loss of $5,006,834 in fiscal year 2001, has a working capital deficiency of $4,992,359 and an accumulated deficit of $20,099,268 at March 31, 2001. In order for the Company to continue as a going concern it must achieve profitability or obtain adequate financing to fund its obligations as they become due.


       The Company is focusing on initiatives that specifically address the need to increase cash provided by operating activities. Some of these initiatives include, but are not limited to consolidation of multiple facilities into its Waukesha, Wisconsin facility, licensing agreements with Atlanta Group, BV, and with its Mexican distribution partner, the establishment of a direct supply agreement for GeoFile products, and local manufacture of products for its Australian subsidiary. Management has also prepared preliminary plans for further operational efficiency improvements should the actions already taken prove insufficient to restore profitability and improve liquidity.


       The Company's ability to obtain additional cash if and when needed could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  4  - ACQUISITIONS AND DIVESTITURE

       Effective as of April 1, 2000, the Company acquired certain inventory, licenses and trademark rights of the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, for a total consideration of $4,781,140, plus expenses of $49,138. Under the provisions of the agreement with Domtar, the Company was granted an exclusive worldwide license to convert, distribute and sell products under certain exclusive Domtar trademarks, and a non-exclusive license to use the Domtar Trademark. The initial term of the licenses is for a three-year period extending to March 31, 2003, extendable at the Company's option for an additional three-year period, and annually thereafter, unless terminated by either party. The licenses remain exclusive providing annual sales achieve certain minimum sales levels or minimum royalty payments are made. The agreement also provides for the payment of royalties on sales of the Domtar products, an option by Domtar to repurchase the assets at a premium, and the purchase of paper from Domtar.

       To expand its product offerings and customer base, as of December 18, 2000, the Company entered into an agreement to acquire certain assets of the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc. The Company and Z-International have entered into a license agreement for the Company to use the Z-GRAFIX name. Under the terms of the agreement, the Company has made an initial payment of $100,000, will pay for inventory as sold, and will negotiate for the payment of remaining inventory, if any, at a future date. The agreement also provides for the payment of commissions on net sales, for a period not to exceed three years.

       Effective July 1, 1999, the Company acquired substantially all of the assets of Innovative Storage Designs, consisting of inventories, drawings, tooling, patents, know-how and certain other assets used in the manufacturing and sale of ready-to-assemble file storage systems. The purchase price, composed of cash, the assumption of certain liabilities and issuance of 556,711 shares of common stock of the Company, amounting to $261,000. In addition, the purchase agreement provides for the payment of royalties on future sales of files at the rate of 1 1/2% on sales of single drawer file cabinets and single drawer storage cabinets up to a maximum of $150,000, and the issuance of common stock of the Company at the rate of 25,000 shares for each $500,000 of the first $10,000,000 in sales of the specified products. No royalties are payable subsequent to March 31, 2001.

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


       On May 4, 1998, the Company sold substantially all of its signage and lettering operating assets, licenses, inventory and other rights (collectively the "Core Business") to Identity Group, Inc. for total consideration of $6,673,182. In connection with the sale, the Company recorded a gain of $5,350,286 or $.55 per share in the first quarter of fiscal 1999. The available net proceeds from the sale were used to reduce the outstanding balance on the Company's revolving credit line.

       Summarized results of operations for the Core Business for the year ended March 31,1999 are as follows:


                                                                                             1999
                                                                                        --------------
       Net sales                                                                        $      751,539
                                                                                        ==============

       Income from operations                                                           $      139,035
                                                                                        ==============
       Income from discontinued operations                                              $      110,476
                                                                                        ==============


NOTE 5 - INVENTORIES

         Inventories consisted of the following at March 31:
                                                                                             2001            2000
                                                                                        --------------  -------------
       Raw materials                                                                    $      809,794  $     619,463
       Work-in-progress
                                                                                             1,121.778      1,096,799
       Finished goods                                                                        4,702,749      3,584,909
                                                                                        --------------  -------------
                                                                                        $    6,634,321  $   5,301,171
                                                                                        ==============  =============

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:



       As of March 31, 2001
       --------------------                                                              Accumulated
                                                                                         Depreciation
                                                                                             And          Net Book
                                                                             Cost        Amortization       Value
                                                                        -------------    ------------       -----
       Land                                                             $     114,563  $       -        $     114,563
       Buildings                                                            3,999,757       1,127,006       2,872,751
       Machinery & equipment                                                4,102,195       2,332,449       1,769,746
       Machinery & equipment under capital lease                            7,154,598       3,171,677       3,982,921
       Computers and software                                                 412,709         239,648         173,061
       Vehicles                                                               215,276         150,663          64,613
       EDP installation-in-progress                                            29,579          -               29,579
                                                                        -------------  --------------   -------------
                                                                        $  16,028,677  $    7,021,443   $   9,007,234
                                                                        =============  ==============   =============


        As of March 31, 2000
        --------------------                                                             Accumulated
                                                                                         Depreciation
                                                                                              And         Net Book
                                                                             Cost        Amortization       Value
                                                                        -------------    ------------       -----
        Land                                                            $     114,563  $       -        $     114,563
        Buildings                                                           3,881,071       1,037,638       2,843,433
        Machinery & equipment                                               3,488,224       2,085,411       1,402,813
        Machinery & equipment under capital lease                           7,162,416       2,518,975       4,643,441
        Computers and software                                                312,086         134,934         177,152
        Vehicles                                                              240,837         138,995         101,842
        EDP installation-in-progress                                           21,620          -               21,620
                                                                        -------------  --------------   -------------
                                                                        $  15,220,817  $    5,915,953   $   9,304,864
                                                                        =============  ==============   =============



NOTE 7 - LEASES

        The Company conducts certain operations in leased facilities, under leases that are classified as operating leases for financial statement purposes. The leases require the Company to pay real estate taxes, common area maintenance, and certain other expenses. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire at various times through 2008. At March 31, 2001, the Company had future minimum lease commitments of $2,548,284. Rental expense under all operating leases was $463,534, $125,838 and $86,235 during the years ended March 31, 2001, 2000 and 1999, respectively.

        Future minimum lease payments for the noncancelable operating leases and future minimum capital lease payments as of March 31, 2001 are:


                                YEAR ENDING MARCH 31                      CAPITAL LEASES        OPERATING LEASES
                  --------------------------------------------------    -------------------    -------------------

                  2002                                                  $      1,176,911       $        400,054
                  2003                                                           899,222                400,054
                  2004                                                           767,164                361,676
                  2005                                                           127,573                354,000
                  2006                                                                 -                354,000
                  Thereafter                                                           -                678,500
                                                                        ----------------       ----------------

                                Total minimum lease payments                   2,970,870       $      2,548,284
                                                                        ----------------       ================

                  Less amount representing interest (at rates
                      ranging from 8.25% to 11.42%)                             (367,172)
                                                                        ----------------

                                Present value of net minimum
                                  capital lease payments                       2,603,698

                  Less current installments of obligations under
                      capital leases                                             974,790
                                                                        ----------------

                                Obligations under capital leases,
                                  excluding current installments        $      1,628,908
                                                                        ================






NOTE 8 - NOTE PAYABLE

        The Company has a revolving credit agreement with a bank to borrow up to $9,500,000. The credit facility expires and outstanding borrowings thereunder are due as of September 30, 2001. The borrowings under the agreement are subject to borrowing base limitations of 75% of eligible accounts receivable and 50% of qualified inventories. Interest on outstanding advances is payable monthly at the bank's daily LIBOR rate, (5.1% at March 31, 2001) plus 2.5%. Total outstanding advances under the revolving credit agreement were $8,406,861 and $6,764,627 at March 31, 2001 and 2000, respectively. The revolving credit agreement contains restrictive covenants with which the Company was not in compliance at March 31, 2001. The Company subsequently amended the credit facility and received a waiver of prior defaults as of June 30, 2001. The revolving credit agreement is secured by substantially all of the assets of the Company and restricts the payment of dividends.

NOTE 9 - FEDERAL INCOME TAXES

        The total tax provision for the years ended March 31, differs from the amount computed using the statutory federal income tax rate as follows:


                                                           2001                     2000                    1999
                                                 ------------------------- ----------------------- -------------------------
                                                     Amount          %        Amount          %        Amount          %
                                                 ------------   ---------  -----------   --------  ------------    --------
        Tax expense (benefit) at statutory
               rate on continuing operations     $ (1,702,000)    (34.0)   $     80,240     34.0   $ (1,524,000)     (34.0)
        Other differences, net                        506,000      10.1         (80,240)   (34.0)       240,000        5.4

        Change in valuation allowance
               for deferred tax assets              1,196,000      23.9               -        -       (573,000)     (12.8)
        Benefit absorbed by income from
               discontinued operations                      -         -               -        -      1,857,000       41.4
                                                 ------------   -------    ------------  -------   ------------    -------
               Total income tax provision
                  (benefit)                      $          -         -%   $          -        -%  $          -          -%
                                                 ============   =======    ============  =======   ============    =======


        The significant components of deferred income tax expense (benefit) for the years ended March 31, are as follows:



                                                                               2001          2000            1999
                                                                          -------------  -------------  -------------
           Change in valuation allowance for deferred tax assets          $  1,196,000    $   159,000   $ (592,000)
           Depreciation of plant and equipment                                 388,000       (229,000)    (138,000)
           Amortization of goodwill and intangibles                            (11,000)         3,000       78,000
           Change in allowance for doubtful accounts                           (64,000)       (45,000)      79,000
           Inventory differences                                                63,000        (52,000)     (24,000)
           Effect of net operating loss carryforwards                       (1,568,000)             -      593,000
           Other differences, net                                               (4,000)       164,000        4,000
                                                                          ------------    -----------   ----------
        Total deferred income tax expense (benefit)                       $          -    $         -   $        -
                                                                          ============    ===========   ==========



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are as follows:






                                                                               2001          2000            1999
                                                                         -------------  -------------  -------------

        Deferred Tax Assets
           Net operating losses                                          $ 6,538,000    $  4,970,000    $  4,970,000
           Inventory, principally due to additional cost
              inventoried for tax purposes and financial                     249,000         312,000         260,000
              statement allowances
           Goodwill and intangible assets, principally due to
              amortization differences                                       161,000         150,000         254,000
           Accruals for financial reporting purposes                         157,000         116,000          30,000
           Alternative minimum tax credit carryforwards                       33,000          83,000          83,000
           Accounts receivable, due to allowance for doubtful
              accounts                                                       347,000         283,000         238,000
           Other differences, net                                             13,000               -          22,000
                                                                         -----------    ------------    ------------
                Net deferred tax assets                                    7,498,000       5,914,000       5,857,000

        Deferred Tax Liabilities
           Plant and equipment, principally due to depreciation
              differences                                                    908,000         520,000         622,000
                                                                         -----------    ------------    ------------
                Net deferred tax assets before valuation allowance         6,590,000       5,394,000       5,235,000
           Valuation allowance                                            (6,590,000)     (5,394,000)     (5,235,000)
                                                                         -----------    ------------    ------------
                Net deferred tax assets                                  $         -    $          -    $          -
                                                                         ===========    ============    ============



        Based on the Company's current operating income and expectations for the future, management has determined that future income will not more likely than not be sufficient to fully recognize all deferred tax assets existing at March 31, 2001. Accordingly, the Company does not recognize any carrying value of net deferred tax assets.

        Net operating loss carryforwards approximating $17,200,000 are available to offset future United States federal taxable income, and expire from 2012 through 2020. In addition, net operating losses on foreign operations of approximately $2,300,000 are available to the Company to offset future foreign taxable income, subject to foreign tax rules.

NOTE 10 - STOCKHOLDERS' EQUITY

        REINCORPORATION - On October 16, 2000, the Company consummated its merger into a wholly-owned Delaware subsidiary, pursuant to which each outstanding share of common stock of the existing Wyoming corporation was converted into an equal number of identical securities of the Delaware corporation. In connection with the reincorporation, the par value of the Company's common stock was changed from no par value to $.001 per share. The surviving entity, also named Geographics, Inc. is a Delaware corporation with a Board of Directors and shareholders identical to that of the former Geographics, Inc., which was a Wyoming corporation. These consolidated financial statements retroactively reflect the change in par value of the Company's common stock for all periods presented.

        STOCK OPTION AND INCENTIVE PLANS - As of March 31, 2001, the Company had reserved 4,500,000 shares of common stock for issuance to key employees, officers and directors pursuant to the 1999 Stock Option Plan. Options granted under the Plan qualify as incentive stock options and will generally not be taxable to the holder until the share subject to the option is ultimately sold by the holder of the option. Options to purchase the Company's common stock are granted at a price equal to or greater than the market price of the stock at the date of grant, and are exercisable pursuant to the terms of the grant. All options expire no more than ten years after the date of grant. Compensation expense recognized in the accounts related to stock options during the years ended March 31, 2001 and 2000 was $125,676 and $132,944, respectively. No compensation expense was recognized during the year ended March 31, 1999.

        Pro forma information regarding net income (loss) and income(loss) per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the estimated present value of stock options granted using an option valuation model. Pro forma income (loss) per share amounts also reflect an adjustment for an assumed purchase of stock from proceeds deemed obtained from the issuance of stock options that are dilutive. The weighted fair value of options issued during the years ended March 31, 2001 and 2000 is estimated at $0.29 and $0.30, respectively per option.

        The following assumptions were used during the years ended March 31 to estimate the fair value of the options:



                                                                                              2001     2000     1999
                                                                                              ----     ----     ----
        Risk-free interest rate                                                               5.81%    5.06%    5.19%
        Dividend yield rate                                                                      -%       -%       -%
        Price volatility                                                                       100%      99%     205%
        Weighted average expected life of options                                              2.0 yr.  2.0 yr.  0.5 yr



        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma net income is shown below:

        Pro forma disclosures for the years ended March 31 are as follows:


                                                                                      2001           2000         1999
                                                                                      ----           ----         ----
        Net income (loss) as reported                                           $  (5,006,834)    $  236,153   $  979,074
        Additional compensation expense for fair value of
                stock options                                                         320,909        156,618       36,000
        Pro forma net income (loss)                                             $  (5,327,743)    $   79,535   $  943,074

        Pro forma net income (loss) per share

          Basic                                                                 $       (0.15)    $        -   $     0.10
          Diluted                                                               $       (0.15)    $        -   $     0.10


The changes in stock options outstanding are as follows:



                                                                      Nonqualified                 Weighted
                                                                      Common Stock               Option Price
                                                                         Options                   Per Share
                                                                      -------------              -------------
        BALANCE, March 31, 1998                                           173,500               $     2.18

           Granted                                                        100,000                     0.47
           Exercised                                                            -                        -
           Expired                                                        (10,000)                    0.83
                                                                      -----------               ----------
        BALANCE, March 31, 1999                                           263,500                     1.51
           Granted                                                      1,710,000                     0.41
           Exercised                                                    -                                -
           Expired                                                       (163,500)                    2.14
                                                                      -----------               ----------
        BALANCE, March 31, 2000                                         1,810,000                     0.41
           Granted                                                      1,505,000                     0.42
           Exercised                                                            -                        -
           Expired                                                       (100,000)                    0.47
                                                                      -----------               ----------

        BALANCE, March 31, 2001                                         3,215,000               $     0.41
                                                                      ===========               ==========




                                              Options Outstanding                      Options Exercisable
                                ------------------------------------------------  ------------------------------
                                                     Weighted
                                                     Average          Weighted                       Weighted
              Range of                              Remaining          Average                        Average
              Exercise             Number          Contractual        Exercise         Number        Exercise
               Prices            Outstanding          Life              Price        Exercisable       Price
       ---------------------  ---------------  ----------------- ---------------- ---------------  ------------
              Up to $0.50         3,215,000       9.42 years          $0.41           1,542,500         $0.41


        WARRANTS - Effective November 17, 1999, the Company issued warrants to Culverwell & Co. to purchase 135,000 shares of common stock at an exercise price of $.33 1/3 per share, exercisable until August 31, 2001. These warrants remain outstanding at March 31, 2001.

        In addition, as further described in Note 12, warrants to purchase 100,000 shares of common stock at $0.45 per share were outstanding at March 31, 2001. These warrants expire as of April 30, 2002.


NOTE 11 - INCOME (LOSS) PER SHARE

        The numerators and denominators of basic and diluted income (loss) per share during the years ended March 31 are as follows:


                                                                     2001             2000               1999
                                                              ----------------   ---------------  -----------------
        Net income (loss) (numerator)                         $  (5,006,834)    $    236,153        $   979,074
                                                              =============     ============        ===========
        Shares used in the calculation (denominator)
          Weighted average shares outstanding                    35,283,729       19,442,115          9,857,252
          Effect of dilutive stock options and warrants                   -        1,157,045                  -
                                                              -------------     ------------        -----------

          Diluted shares                                         35,283,729       20,599,160          9,857,252
                                                              =============     ============        ===========


        Outstanding stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share during the year ended March 31, 2001 because to do so would have been anti-dilutive, were 3,450,000 shares.

NOTE 12 - RELATED PARTY TRANSACTIONS

        On April 19, 2000, the Company issued a $1,000,000 subordinated note to the Company's Chief Executive Officer, with the proceeds used to fund the Company's operations. The note bore interest at US Bank's prime lending rate, and the note was subordinated to the Company's senior indebtedness to US Bank. The note was paid in full on May 12, 2000, including accrued interest. In addition to interest on the note, the Company issued warrants to purchase 100,000 shares of common stock at $0.45 per share until April 30 2002. These warrants were subsequently purchased by L & D Investments, of which Mr. Jack Stein, a director is a trustee. The fair market value of these warrants of $67,000 was recorded as interest expense during the year ended March 31, 2001.

        The Company leased a warehouse from Mr. William T. Graham, a director, under the terms of a lease which expired December 31, 2000. Total rent paid under the terms of the lease was approximately $64,000 and $20,253 during the years ended March 31, 2001 and 2000, respectively. No rent was paid during the year ended March 31, 1999.

        The Company leased office space from Mr. James L. Dorman, CEO President and Director, under the terms of a lease which expired December 31, 2000. Total rent paid under the terms of the lease was approximately $15,500 and $11,688 during the years ended March 31, 2001 and 2000, respectively. No rent was paid during the year ended March 31, 1999. Additionally, the Company leased certain equipment from a leasing company of which Mr. Dorman was an officer and major shareholder. Total lease payments amounted to $46,968 and $12,737 during the years ended March 31, 2001 and 2000, respectively. No rent was paid during the year ended March 31, 1999.

        The Company engaged the services of Michael Best & Friedrich of Madison, Wisconsin as general legal counsel during the years ended March 31, 2001 and 2000. Mr. Tod B. Linstroth, senior partner of Michael Best & Freidrich, is also Corporate Secretary of the Company. The Company incurred a total of $347,198 and $426,992 in legal expenses with Michael Best & Friedrich during the years ended March 31, 2001 and 2000, respectively. No expenses were incurred during the year ended March 31, 1999.

        The Company formed a supply relationship with KAPCO, an Ohio Corporation owned by Mr. C. Joseph Barnett, Director of the Company, in January of 2001. KAPCO supplies the Company with blank white business and greeting cards, and won this business based on competitive price and terms from the former supplier. Products purchased from KAPCO during the year ended March 31, 2001 amounted to $112,261.


NOTE 13 - EMPLOYEE BENEFIT PLANS

        The Company has a retirement savings plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 10% of the employee's pretax contribution. Eligible employees may contribute up to 18% of their pretax compensation. Total expense related to this plan was $4,919, $9,801 and $16,884 during the years ended March 31, 2001, 2000 and 1999, respectively.


NOTE 14 - OTHER COMMITMENTS AND CONTINGENCIES

        The Company is occasionally subject and party to various legal actions arising in the normal course of business. The Company believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

NOTE 15- INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

        Assets for which the Company has credit risk include trade accounts receivable, which amounted to $7,188,772 and $6,053,810 at March 31, 2001 and 2000, respectively. The Company's trade customers are concentrated in the retail office products industry and mass market retail stores. Amounts due from three customers approximated 82% and 69% of the total accounts receivable at March 31, 2001 and 2000, respectively.

        Historically, a substantial portion of the Company's sales have been to a limited number of customers. Concentration of sales to the Company's five largest customers were 80%, 65% and 60% during the years ended March 31, 2001, 2000 and 1999, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that its financial results depend in significant part upon the success of these few customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customers, including reductions due to market, economic or competitive conditions in the designer stationary or specialty papers industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company purchases goods from many vendors. One vendor accounted for a significant portion of the Company's total merchandise purchases during the years ended March 31, 2001, 2000 and 1999. The Company purchases commodity paper and other related products from this broker/vendor that could be supplied by other sources. The Company does not consider itself dependent on any single source for materials to manufacture its products.

        Financial information relating to foreign and domestic operations and export sales is as follows. Sales are attributed to the country where product delivery is specified by the customer.


                                                                              Years ended March 31,
                                                               --------------------------------------------------
        Net sales to domestic and foreign customers                  2001             2000             1999
                                                               ---------------   ---------------  ---------------
          North America                                        $  33,673,253     $  23,602,305     $  16,488,463
          United Kingdom                                           1,528,235         2,152,093         1,021,474
          Other European Countries                                         -                 -         1,054,000
          Australia                                                1,400,576         1,499,884         1,491,077
                                                               -------------     -------------     -------------
              Total                                            $  36,602,065     $  27,254,782     $  20,055,014
                                                               =============     =============     =============

        Operating profit (loss)
          North America                                        $  (3,360,736)    $     937,632     $  (2,581,464)
          United Kingdom                                            (476,487)         (344,869)         (550,609)
          Australia                                                    6,743            87,378           (34,090)
                                                               -------------     -------------     -------------
              Total                                            $  (3,830,480)    $     680,141     $  (3,166,163)
                                                               =============     =============     =============



                                                                                     March 31,
                                                               --------------------------------------------------
                                                                     2001             2000             1999
                                                               ---------------   ---------------  ---------------


        Property, Plant and Equipment
          United States                                        $   8,855,324       $  9,125,809    $  9,778,864
          United Kingdom                                              39,938            126,159         108,793
          Australia                                                   81,973             52,896          57,977
                                                               -------------      -------------    ------------
              Total                                            $   9,007,234       $  9,304,864    $  9,945,634
                                                               =============      =============    ============


        International sales accounted for approximately 21%, 25% and 36% of the Company's total net sales during he years ended March 31, 2001, 2000, and 1999, respectively. International sales were concentrated in Canada, Europe and Australia. As a result of such international sales, a significant portion of the Company's revenues will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and other risks.


NOTE 16 - SUBSEQUENT EVENT

     The Company issued a total of $1,200,000 in 10% Convertible Secured Subordinated Notes dated April 27, 2001. The notes bear interest at the rate of 10%, are due and payable on or before April 27, 2003 and are subordinated to indebtedness to the Company's senior bank lender. At the option of the holder, the notes may be converted into shares of the Company's common stock at the rate of $.20 per share of stock, in the minimum amount of $10,000 and $5,000 increments thereafter. The following officers and directors of the Company acquired notes pursuant to the offering:

         James L. Dorman           CEO & Director      $100,000

         William T. Graham         Director              50,000

         Jack Stein                Director             100,000

         Roger R. Mayer            Director              50,000
                                                       --------

                                                       $300,000
                                                       ========

                                   SCHEDULE II

                                GEOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT                                   BALANCE AT
        YEAR ENDED MARCH 31                 APRIL 1       ADDITIONS     DEDUCTIONS      MARCH 31
        -------------------               ----------     -----------    ----------     ----------
Allowance for Doubtful Accounts,
Sales Returns and Cash Discounts
   Years ended March 31, 1999             $  930,958     $ 1,511,520    $1,545,815     $  896,663
   Years ended March 31, 2000                896,663       1,204,618       375,039      1,587,469
   Years ended March 31, 2001              1,587,469       2,608,112     3,153,885      1,041,696