Form 10-Q
period 2001-06-30
GEOGRAPHICS INC
filed 2001-08-20
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 30, 2001
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

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 3, 2001 was $6,750,983 based on a closing sales price of $0.30 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of August 3, 2001 was 38,191,676.

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

                  FORWARD-LOOKING STATEMENTS............................................................................1

                  RESULTS OF OPERATIONS.................................................................................2

                  LIQUIDITY AND CAPITAL RESOURCES.......................................................................2

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................................3

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................4

SIGNATURE...............................................................................................................5

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 2001 (unaudited) and March 31, 2001, the unaudited statements of operations for the three months ended June 30, 2001 and June 30, 2000, and the unaudited consolidated statements of cash flows for the three months ended June 30, 2001 and June 30, 2000, together with the notes thereto.

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

         Relevant risks and uncertainties include, but are not limited to, the Company's lack of profitability and questions about its ability to continue as a going concern; material weaknesses in its internal controls; slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors; greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 2001 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

         NET SALES. Net sales decreased 7.4% to $8,524,185 in the quarter ended June 30, 2001 from $9,204,674 in the quarter ended June 30, 2000. The decrease was attributable to the general decline in sales in the office products industry, coupled with the conversion of the Company's ready-to-assemble plastic storage and filing cabinet business to a direct import representation basis. The Company made higher accruals for sales returns and allowances ($1,495,073 or 14.9% of gross sales for the quarter ended June 30, 2001 compared to $1,233,699 or 11.8% of gross sales for the quarter ended June 30, 2000). The Company provides for sales returns and allowances throughout the year as sales are recorded, consistent with historical experience and specific sales arrangements.

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 14.8% in the quarter ended June 30, 2001, from 25.9% in the same period in fiscal 2000. The lower gross margin is primarily attributable to the increase in accruals for returns and allowances, higher cost of sales and higher freight and shipping expenses. Fiscal 2002 margins are roughly comparable to the margins recorded for the entire fiscal year 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $1,914,579 (19.1% of gross sales) in the quarter ended June 30, 2001 from $2,134,858 (20.5% of gross sales) in the quarter ended June 30, 2000. This decrease is primarily attributable to reductions in initial promotional costs and travel costs associated with the startup of the ready-to-assemble plastic storage and filing cabinets, and the integration costs of the Domtar product line acquired in the quarter ended June 30, 2000.

         OTHER INCOME (EXPENSE). Other expense for the quarter ended June 30, 2001 amounted to $13,289 compared to $14,378 for the quarter ended June 30, 2000. Other expense in both fiscal 2001 and 2000 is principally realized foreign exchange losses

          INTEREST EXPENSE. Interest expense decreased to $218,264 (2.2% of gross sales) during the quarter ended June 30, 2001, compared to $221,815 (2.1% of gross sales) during the same period in fiscal 2000. The lower interest costs were caused by an overall decrease in the cost of funds from falling interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility and the closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During the quarter ended June 30, 2001, operating losses totaled $(429,957), however, the Company experienced positive operating cash flows of $385,787.

         At the date of this Report, the Company's only available source of working capital consists of borrowings available under its revolving credit facility, which expires on September 30, 2001. The revolving credit facility permits borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its qualified inventories. Borrowings under the facility bear interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Borrowings under this facility were $7,931,861 at June 30, 2001. Under the terms of the facility, the Company is required to comply with a number of financial covenants relating to, among other things, the maintenance of minimum net worth, earnings, debt-to-equity ratios and cash flow coverage ratios.

         As of June 30, 2001 the Company was not in compliance with certain financial covenants as required by the revolving credit facility. The Company has not yet requested waivers for the violations as of June 30, 2001. The Company anticipates waivers will be obtained in the near term, however while in default of the covenants, U.S. Bank has rights and remedies available under the credit agreement, up to an including requiring the loan to be immediately due and payable in full.

         The Company is in discussions with U.S. Bank for an additional mortgage loan. There can be no assurance that U.S. Bank will grant waivers and/or agree to the additional mortgage loan or that the Company will be able to refinance or replace its revolving credit facility on acceptable terms when and as needed.

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

         The report of the Company's auditors dated June 28, 2001 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 states that the Company's fiscal year 2001 net loss, working capital deficiency and accumulated deficit at March 31, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the fiscal quarter ended June 30, 2001 were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         If the U.S. dollar uniformly increases in strength by 10% in 2001 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by approximately $28,000 for the quarter ended June 30, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued a total of $1,200,000 in 10% Convertible Secured Subordinated Notes dated April 27, 2001 pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The notes bear interest at the rate of 10%, are due and payable on or before April 27, 2003 and are subordinated to indebtedness of U.S. Bank, the Company's senior bank lender. At the option of the holder, the notes may be converted into shares of the Company's common stock at the rate of $.20 per share of stock, in the minimum amount of $10,000 and $5,000 increments thereafter. The following officers and directors of the Company acquired notes pursuant to the offering:

         James L. Dorman     Chairman and Chief Executive Officer   $100,000

         William T. Graham   Director                                 50,000

         Jack Stein          Director                                100,000

         Roger R. Mayer      Director                                 50,000
                                                                    --------

                                                                    $300,000
                                                                    ========

The balance of the notes were issued to accredited investors who had been solicited by officers, directors and shareholders of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2001, the Company had borrowings of $7,931,861 on its revolving credit facility with U.S. Bank, which expires September 30, 2001. As of June 30, 2001, the Company was not in compliance with certain covenants under the credit facility regarding minimum earnings and net worth requirements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001. The following reports were filed during the quarter ended September 30, 2001.

                  - Form 8-K relating to the resignation of KPMG LLP as the Company's independent auditors, filed August 2, 2001.

                  - Form 8-K relating to the appointment of Wipfli Ullrich Bertleson LLP as the Company's independent auditors, filed August 13, 2001,

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of August, 2001.

         GEOGRAPHICS, INC.

         By: /s/ James L. Dorman
         -------------------------------------
         James L. Dorman
         President and Chief Executive Officer


         By: /s/ Michael Oakes
         -------------------------------------
         Michael Oakes
         Controller

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2001 AND MARCH 31, 2001

                                     ASSETS

                                                                                 JUNE 30, 2001               MARCH 31, 2001
                                                                              ------------------         --------------------
                                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash                                                                             $    177,135                $    421,049
  Accounts receivable
   Trade receivables, net of allowances of $1,379,000 and $1,042,000
    at June 30 and March 31, 2001, respectively                                       5,259,308                   7,188,772
   Other receivables                                                                    193,798                     155,281
  Inventories                                                                         7,268,294                   6,634,321
  Prepaid expenses, deposits, and other current assets                                  564,605                     603,950
                                                                                   ------------                ------------
     Total current assets                                                            13,463,140                  15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                    9,140,811                   9,007,234
LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                                      2,906,707                   3,126,512
OTHER ASSETS                                                                            242,005                     198,377
                                                                                   ------------                ------------
TOTAL ASSETS                                                                       $ 25,752,663                $ 27,335,496
                                                                                   ============                ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                                  $    401,407                $    975,489
  Note payable to bank                                                                7,931,861                   8,406,861
  Accounts payable                                                                    5,919,094                   5,401,482
  Accrued liabilities                                                                 2,880,972                   4,237,110
  Current portion of long-term debt                                                     879,934                     974,790
                                                                                   ------------                ------------
     Total current liabilities                                                       18,013,268                  19,995,732

LONG-TERM DEBT                                                                        2,626,795                   1,628,908
                                                                                   ------------                ------------
Total liabilities                                                                    20,640,063                  21,624,640
                                                                                   ------------                ------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value - 100,000,000 shares authorized;
     38,191,676 shares issued and outstanding
     at June 30 and March 31, 2001, respectively                                         38,192                      38,192
  Additional paid-in capital                                                         26,196,685                  26,190,460
  Accumulated other comprehensive income                                               (361,499)                   (418,528)
  Accumulated deficit                                                               (20,760,778)                (20,099,268)
                                                                                   ------------                ------------
     Total stockholders' equity                                                       5,112,600                   5,710,856
                                                                                   ------------                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 25,752,663                $ 27,335,496
                                                                                   ============                ============


                             GEOGRAPHICS, INC
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                      2001                       2000
                                                                 ---------------             ------------
SALES                                                            $ 10,019,258                $ 10,438,343
  Returns and Allowances                                           (1,495,073)                 (1,233,669)
                                                                 ------------                ------------
    Net Sales                                                       8,524,185                   9,204,674

COST OF SALES                                                       7,039,562                   6,499,410
                                                                 ------------                ------------

  Gross Margin                                                      1,484,623                   2,705,264

S.G.& A. EXPENSES                                                   1,914,580                   2,134,858
                                                                 ------------                ------------

  Operating Income (Loss)                                            (429,957)                    570,406

OTHER INCOME (EXPENSE)
  Interest Expense                                                   (218,264)                   (221,815)
  Other Income (Expense)                                              (13,289)                    (14,378)
                                                                 ------------                ------------
    Total Other Income (Expense)                                     (231,553)                   (236,193)
                                                                 ------------                ------------

NET INCOME (LOSS) BEFORE TAX                                         (661,510)                    334,213

PROVISION FOR INCOME TAXES                                               --                          --
                                                                 ------------                ------------

NET INCOME (LOSS)                                                $   (661,510)               $    334,213
                                                                 ============                ============

EARNINGS PER COMMON SHARE
  Basic                                                          $      (0.02)               $       0.01
                                                                 ============                ============
  Diluted                                                        $      (0.02)               $       0.01
                                                                 ============                ============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
  Basic                                                            35,283,729                  35,831,552
                                                                 ============                ============
  Diluted                                                          35,283,729                  36,711,254
                                                                 ============                ============

                          GEOGRAPHICS. INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                             2001                      2000
                                                                        --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $  (661,510)               $   334,213
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                             687,187                    407,313
  Loss on sale/disposal of property and equipment                             1,263                       --
  Stock-based compensation                                                    6,225                     26,694
Changes in noncash operating assets and liabilities
  Trade receivables                                                       1,929,465                   (569,402)
  Other receivables                                                         (38,516)                   (23,273)
  Inventories                                                              (633,973)                (1,120,036)
  Prepaid expenses, deposits and other assets                                39,345                    (74,067)
  Licenses, trademarks and other intangible assets                          (31,314)                    67,241
  Other assets                                                              (73,861)                   258,263
  Accounts payable                                                          517,613                    283,206
  Accrued liabilities                                                    (1,356,137)                   683,688
                                                                        -----------                -----------
    Net cash flows from operating activities                                385,787                    273,840
                                                                        -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdrafts                                              (574,082)                   569,128
  Net borrowings on note payable to bank                                   (475,000)                    88,025
  Repayment of long-term debt                                              (296,973)                  (386,487)
  Proceeds from issuance of subordinated debentures                       1,200,000
  Proceeds from notes payable to officers and directors                   1,000,000                  1,000,000
  Repayment of notes payable to officers and directors                   (1,000,000)                (1,000,000)
  Proceeds from issuance of common stock                                       --                    4,338,850
                                                                        -----------                -----------
    Net cash flows from financing activities                               (146,055)                 4,609,516
                                                                        -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                          (506,940)                   (77,181)
  Proceeds from sales of equipment                                           11,374                       --
  Acquisition of Domtar Consumer Products assets for cash                      --                   (4,606,924)
                                                                        -----------                -----------
    Net cash flows from investing activities                               (495,566)                (4,684,105)
                                                                        -----------                -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      12,820                       (689)
                                                                        -----------                -----------

NET CHANGE IN CASH                                                         (243,014)                   198,562
CASH, BEGINNING OF PERIOD                                                   420,149                    360,612
                                                                        -----------                -----------
CASH, END OF PERIOD                                                     $   177,135                $   559,174
                                                                        ===========                ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                              $   227,507                $   207,248
                                                                        ===========                ===========

NOTE 1- BASIS OF PRESENTATION

         The accompanying interim unaudited consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001.

         The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc. (inactive), Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated.

NOTE 2- FUTURE ACCOUNTING CHANGES

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Corporation as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142.



NOTE 3- COMPREHENSIVE INCOME

Comprehensive income (loss) was as follows:



                                                                Three Months Ended
                                                                      June 30,
                                                        -----------------------------------
                                                            2001                    2000
                                                            ----                    ----
Net Income (Loss)                                       $(661,510)               $ 334,213
Other comprehensive income (loss)
  Foreign currency translation adjustment                  57,029                     (689)
                                                        ---------                ---------

             Comprehensive Income (Loss)                $(604,481)               $ 333,524
                                                        =========                =========




NOTE 4- NET INCOME (LOSS) PER SHARE

        The numerators and denominators of basic and diluted income (loss) per share during the three month periods ended June 30 are as follows:



                                                                   2001                         2000
                                                                   ----                         ----
Net Income (loss) (numerator)                                 $   (661,510)               $    334,213
                                                              ============                ============

Shares used in the calculation (denominator)
  Weighted average shares outstanding                           35,283,729                  35,831,552
  Effect of dilutive stock options and warrants                       --                       879,702
                                                              ------------                ------------
  Diluted shares                                                35,283,729                  36,711,254
                                                              ============                ============


        Options and warrants to purchase shares of common stock were outstanding during the three-month periods ending June 30, 2001 and 2000. However, these shares were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and the effect would therefore be antidilutive. The number of shares excluded from the computation were 9,450,000 and 2,570,298 for the three months ended June 30, 2001 and 2000, respectively.