Form 10-Q
period 2001-09-30
GEOGRAPHICS INC
filed 2001-11-20
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended September 30, 2001
                                       OR

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
                                                             Yes   |X|    No
                                                                   ---       ---

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of November 13, 2001 was $1,687,746 based on a closing sales price of $0.075 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, $.001 par value, as of November 13, 2001 was 38,191,676.

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

                                TABLE OF CONTENTS

                                                                                                                      PAGE
PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

         FORWARD-LOOKING STATEMENTS.....................................................................................1

         RESULTS OF OPERATIONS..........................................................................................2

         LIQUIDITY AND CAPITAL RESOURCES................................................................................3

         NEW ACCOUNTING PRONOUNCEMENTS..................................................................................3

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

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................5

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................6

SIGNATURE...............................................................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the unaudited condensed financial statements consisting of the consolidated balance sheet as of September 30, 2001 and the audited balance sheet as of March 31, 2001, the statements of operations for the three and six months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended September 30, 2001 and 2000, together with the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in the preprint paper; anticipated growth in the Company's sales; anticipated growth in sales of specialty paper products as a percentage of revenue; the Company's ability to increase its market share within the preprint industry; the ability of the Company to successfully implement price changes for the Company's products when and as needed; trends relating to the Company's profitability and gross profits margins; the ability of the Company to implement, or modify its management information system, adequately to meet operations requirements in the future and to improve its internal controls; and the ability of the Company to refinance its existing revolving credit facility and to raise additional debt or equity financing sufficient to meet its working capital requirements.

         Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint paper market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper and file storage products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit; supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 2001 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

         NET SALES. Net revenues decreased 25.2% to $7,716,017 for the three months ended September 30, 2001 compared $10,319,736 in the quarter ended September 30, 2000. Paper product revenues were down $163,019 and GeoFiles revenues were down $2,440,700. Paper product revenues increased in the United States and Australia by 3.7 percent and 11.2 percent, respectively. Paper product revenues in Europe dropped by 95.1 percent, as a result of the Company's decision to convert from a direct sales business to a licensing arrangement. The dramatic drop in GeoFiles revenues was due to the company exiting the plastics product business. The Company expects to see lower GeoFiles revenue while the remaining inventory is sold off.

         GROSS MARGIN. Gross margin was $2,257,147 and $2,123,607 for the three months ended September 30, 2001 and 2000, respectively. Gross margin as a percentage of gross sales increased to 25.2% in the quarter ended September 30, 2001, from 17.8% in the same period in fiscal 2001. The higher gross margin percentage is attributable to better mix of more profitable paper product sales, reduced inventory provisions ($586,960), lower inbound freight expenses ($644,293) and lower distribution expenses ($855,879). The reduction in inbound freight in expenses was a direct result of exiting the plastic products business. The lower distribution expenses was a result of consolidating four distribution centers into one and fewer GeoFiles shipped. The aforementioned spending reductions were offset by reduced margins in Europe ($192,580) and Australia ($101,943) and lost standard margins due to lower sales in the United states ($1,523,824).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $1,878,323 (21.0% of gross sales) during the three months ended September 30, 2001 from $2,295,515 (21.0% of gross sales) in the same period in fiscal 2001. The decrease is largely attributable to closing the European office and distribution center (-$187,274), coupled with lower travel expenses ($60,101) and lower legal and accounting expenses ($48,575).

         OTHER INCOME (EXPENSE). Other expense of $19,209 for the three months ended September 30, 2001 primarily represented foreign currency exchange losses compared to other income of $40,600 for the quarter ended September 30, 2000, representing realized foreign currency exchange gains in the period.

         INTEREST EXPENSE. Interest expense decreased to $193,630 (2.2% of gross sales) for the three months ended September 30, 2001, compared to $372,956 (3.1% of gross sales) during the same period in fiscal 2001. The reduced interest expense was attributable to lower interest rates compared to the same period last year.

Six Months Ended September 30, 2001 vs. Six Months Ended September 30, 2000

         NET SALES. Net sales decreased 16.8% to $16,240,201 in the six months ended September 30, 2001 from $19,524,410 in the six months ended September 30, 2000. The decrease in sales of $3,284,209 was mainly attributable to exiting the plastic products business (-$2,769,804) and the transition to a licensing arrangement in Europe (-$788,854). Paper product sales in the United States and Australia were up 1.8 % and 1.2 %, respectively.

         GROSS MARGIN. Gross margin for the six months ended September 30, 2001 was $3,741,770 compared to $4,828,871 for the six months ended September 30, 2000. Gross margin as a percentage of gross sales decreased to 19.7% in the six months ended September 30, 2001, from 21.6% in the same period in fiscal 2001. The lower gross margin was driven by lost standard margin due to lower sales in the United States ($2,542,573) and reduced margins in Europe ($287,215) and Australia ($106,186). The reduced margins were offset by lower inbound freight expenses ($780,646), lower inventory provisions ($605,993), and lower distribution expenses ($623,839).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $3,792,902 (20.0% of gross sales) during the six months ended September 30, 2001 from $4,430,373 (19.8% of gross sales) in the same period in fiscal 2001. The decrease is primarily attributable to sales volume related decreases in advertising and promotion ($-173,135), and the closing of the European office and distribution center ($-381,253).

         OTHER INCOME (EXPENSE). Other expense for the six months ended September 30, 2001 amounted to $-32,498 compared to other income of $26,222 for the six months ended September 30, 1999. The swing from other income to other expense was mainly attributable to a currency exchange loss of $-35,760 compared to a gain of $20,700 for the first six months of fiscal year 2002 and 2001, respectively.

         INTEREST EXPENSE. Interest expense decreased to $411,894 (2.2% of gross sales) during the six months ended September 30, 2001, compared to $594,771 (2.7% of gross sales) during the same period in fiscal 2001. The lower interest expense is the result of lower borrowing rates compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility and the closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During the six months ended September 30, 2001, operating losses totaled $(51,132), however, the Company experienced positive operating cash flows of $124,446.

         At the date of this Report, the Company does not have any definitive available source of working capital. The Company previously had a revolving credit facility, which expired on September 30, 2001. As of the date of this Report, U.S. Bank continues to advance funds to the Company based on the terms of the prior revolving credit facility. The prior revolving credit facility permitted borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its qualified inventories. Borrowings under the prior facility incurred interest at LIBOR plus 2.5% and are secured by substantially all of the Company's assets. Borrowings under this facility were $8,502,587 at September 30, 2001.

         U.S. Bank has no obligation to advance future funds to the Company. Furthermore, U.S. Bank may declare the entire amount of the borrowings due and payable at any time. The Company is currently in discussions with U.S. Bank and other potential lenders regarding obtaining definitive sources of funds for working capital. However, there can be no assurance that these efforts will be successful. The failure to obtain funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

         The Company operates in a highly competitive environment. Many of the Company's competitors are larger, better capitalized and have substantially greater financial, marketing and human resources. The Company currently does not have the financial ability to make significant expenditures for sales, service, training and support capabilities, investments in systems, procedures and controls, expansions of operations and research and development, among many other items that may be necessary to remain competitive.

         The report of the Company's auditors dated June 28, 2001 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 states that the Company's fiscal year 2001 net loss, working capital deficiency and accumulated deficit at March 31, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the six months ended September 30, 2001 were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         If the U.S. dollar uniformly increases in strength by 10% in 2001 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by approximately $57,000 for the six months ended September 30, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2001, the Company had borrowings of $8,502,587 on its revolving credit facility with U.S. Bank. This revolving credit facility expired on September 30, 2001.

Although U.S. Bank continues to advance funds to the Company, U.S. Bank has no obligation to continue doing so. Furthermore, U.S. Bank may declare all borrowings due and payable at any time.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. - None

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

            - Form 8-K relating to the resignation of KPMG LLP as the Company's independent auditors, filed August 2, 2001.

            - Form 8-K relating to the appointment of Wipfli Ullrich Bertleson LLP as the Company's independent auditors, filed August 13, 2001




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2001.

        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer


        By: /s/ Michael Oakes
            -------------------------------------
            Michael Oakes
            Controller

                                GEOGRAPHICS, INC
                           Consolidated Balance Sheets
                   As of September 30, 2001 and March 31, 2001

                                     ASSETS

                                                                              SEPTEMBER 30, 2001           MARCH 31, 2001
                                                                             ---------------------      ---------------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
  Cash                                                                               $    195,843               $    421,049
  Accounts receivable
    Trade receivables, net of allowances of $596,000 and $1,042,000
      at September 30 and March 31, 2001, respectively                                  5,907,672                  7,188,772
    Other receivables                                                                     178,302                    155,281
Inventories                                                                             7,099,231                  6,634,321
Prepaid expenses, deposits, and other current assets                                      694,153                    603,950
                                                                             ---------------------      ---------------------
      Total current assets                                                             14,075,201                 15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                      8,791,437                  9,007,234
LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                                        2,965,824                  3,126,512
OTHER ASSETS                                                                              293,010                    198,377
                                                                             ---------------------      ---------------------
TOTAL ASSETS                                                                         $ 26,125,472               $ 27,335,496
                                                                             =====================      =====================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                                       $ 139,759                  $ 975,489
  Note payable to bank                                                                  8,502,587                  8,406,861
  Accounts payable                                                                      5,197,099                  5,401,482
  Accrued liabilities                                                                   3,612,267                  4,237,110
  Current portion of long-term debt                                                       828,327                    974,790
                                                                             ---------------------      ---------------------
      Total current liabilities                                                        18,280,039                 19,995,732

LONG-TERM DEBT                                                                          2,573,671                  1,628,908
                                                                             ---------------------      ---------------------
      Total liabilities                                                                20,853,710                 21,624,640
                                                                             ---------------------      ---------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value - 100,000,000 shares authorized; 38,191,676 shares issued and outstanding
      at September 30 and March 31, 2001, respectively                                     38,192                     38,192
  Additional paid-in capital                                                           26,202,909                 26,190,460
  Accumulated other comprehensive income                                                 (374,547)                  (418,528)
  Accumulated deficit                                                                 (20,594,792)               (20,099,268)
                                                                             ---------------------      ---------------------
      Total stockholders' equity                                                        5,271,762                  5,710,856
                                                                             ---------------------      ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 26,125,472               $ 27,335,496
                                                                             =====================      =====================

        See accompanying notes to consolidated financial statements

                                GEOGRAPHICS, INC
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                             2001               2000              2001              2000
                                                        ----------------   ----------------  ----------------  ----------------
SALES                                                       $ 8,963,823       $ 11,936,290      $ 18,983,081      $ 22,374,633
  Returns and Allowances                                     (1,247,806)        (1,616,554)       (2,742,880)       (2,850,223)
                                                        ----------------   ----------------  ----------------  ----------------
  Net Sales                                                   7,716,017         10,319,736        16,240,201        19,524,410

COST OF SALES                                                 5,458,870          8,196,129        12,498,431        14,695,539
                                                        ----------------   ----------------  ----------------  ----------------

  Gross Margin                                                2,257,147          2,123,607         3,741,770         4,828,871

S.G.& A. EXPENSES                                             1,878,323          2,295,515         3,792,902         4,430,373
                                                        ----------------   ----------------  ----------------  ----------------

  Operating Income (Loss)                                       378,824           (171,908)          (51,132)          398,498

OTHER INCOME (EXPENSE)
  Interest Expense                                             (193,630)          (372,956)         (411,894)         (594,771)
  Other Income                                                  (19,209)            40,600           (32,498)           26,222
                                                        ----------------   ----------------  ----------------  ----------------
  Total Other Income (Expense)                                 (212,839)          (332,356)         (444,392)         (568,549)

NET INCOME (LOSS) BEFORE INCOME TAXES                           165,985           (504,264)         (495,524)         (170,051)

PROVISION FOR INCOME TAXES                                            -                  -                 -                 -
                                                        ----------------   ----------------  ----------------  ----------------

NET INCOME (LOSS)                                           $   165,985       $   (504,264)     $   (495,524)     $   (170,051)
                                                        ================   ================  ================  ================

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                     $      0.00       $      (0.01)     $      (0.01)     $      (0.00)
                                                        ================   ================  ================  ================
  Diluted                                                   $      0.00       $      (0.01)     $      (0.01)     $      (0.00)
                                                        ================   ================  ================  ================

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                      38,191,676         37,770,736        38,191,676        35,929,210
                                                        ================   ================  ================  ================
  Diluted                                                    38,602,482         37,770,736        38,191,676        35,929,210
                                                        ================   ================  ================  ================


     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                                    2001                  2000
                                                             -------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                                  $ (495,524)         $ (170,051)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                         900,309             844,030
  Stock based compensation                                               12,450              59,688
  Interest on debentures                                                      -              67,000
Changes in operating assets and liabilities
  Trade receivables                                                   1,281,100          (2,471,839)
  Other receivables                                                     (23,020)           (400,015)
  Inventories                                                          (464,910)         (3,718,977)
  Prepaid expenses, deposits and other current assets                   (90,205)           (427,448)
  Licenses, trademarks and other intangible assets                            -             (41,308)
  Other assets                                                         (166,507)             49,685
  Accounts payable                                                     (204,382)          2,388,122
  Accrued liabilities                                                  (624,845)          1,107,077
                                                             -------------------    ----------------
    Net cash flows from operating activities                            124,466          (2,714,036)
                                                             -------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                      (451,949)           (426,671)
  Purchase of certain Domtar Consumer Products assets                         -          (3,049,138)
                                                             -------------------    ----------------
    Net cash flows from investing activities                           (451,949)         (3,475,809)
                                                             -------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdrafts                               (835,730)            117,553
  Net borrowings on note payable to bank                                 95,726           1,702,161
  Proceeds from issuance of subordinated debentures                   1,200,000                   -
  Repayment of long-term debt                                          (401,700)           (692,273)
  Proceeds from note payable to officer and director                          -           1,000,000
  Repayment of note payable to officer and director                           -          (1,000,000)
  Proceeds from the issuance of common stock                                  -           5,032,850
                                                             -------------------    ----------------
   Net cash flows from financing activities                              58,296           6,160,291
                                                             -------------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  43,981              95,277
                                                             -------------------    ----------------

NET CHANGE IN CASH                                                     (225,206)             65,723
CASH, BEGINNING OF PERIOD                                               421,049             360,612
                                                             -------------------    ----------------
CASH, END OF PERIOD                                                  $  195,843          $  426,335
                                                             ===================    ================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                           $  377,488          $  464,256
                                                             ===================    ================


     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim unaudited condensed consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

         The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc. (inactive), Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - INVENTORIES

         Inventories at September 30, 2001 and March 31, 2001 consisted of the following:

                                                                                 September 30,        March 31,
                                                                                       2001              2001
                                                                                       ----              ----
        Raw materials                                                            $      976,461    $      809,794
        Work-in-process                                                               1,152,115         1,121,778
        Finished goods                                                                4,970,655         4,702,749
                                                                                 --------------    --------------
                                                                                 $    7,099,231    $    6,634,321
                                                                                 ==============    ==============


NOTE 3 - FUTURE ACCOUNTING CHANGES

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


NOTE 4 - NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                              Three Months Ended                     Six Months Ended
                                                                 September 30,                         September 30,
                                                          2001                2000              2001                  2000
                                                          ----                ----              ----                  ----
Designer Stationeries and Specialty Papers                $ 7,542,133        $  7,705,152        $16,357,441          $16,268,561
Plastic Filing and Storage Cabinets                           173,884           2,614,584            505,838            3,255,849
                                                    ------------------  ------------------  -----------------  -------------------
                                                          $ 7,716,017        $ 10,319,736        $16,863,279          $19,524,410
                                                    ==================  ==================  =================  ===================

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                               Three Months Ended                     Six Months Ended
                                                                 September 30,                         September 30,
                                                            2001               2000               2001               2000
                                                            ----               ----               ----               ----
Net income (loss) (numerator)                             $ 165,985         $ (504,264)           $ (495,524)        $ (170,051)
                                                      =================  =================  =================  =================

Shares used in the calculation (denominator)
  Weighted average shares outstanding                       38,191,676         37,770,736         38,191,676         35,929,210
  Effect of dilutive stock options and warrants                410,806                  -                  -                  -
                                                      -----------------  -----------------  -----------------  -----------------
                                                            38,602,482         37,770,736         38,191,676         35,929,210
                                                      =================  =================  =================  =================

Options to purchase shares of common stock under the Company's Nonqualified Stock Option Plan were outstanding during the three and six-month periods ending September 30, 2001 and 2000. However, some shares were not included in the computation of diluted earnings per share if the exercise price of the options was greater than the average market price of the common shares, because the effect would therefore be antidilutive. The number of shares excluded from the computation were 3,450,000 and 3,405,000 for the three and six month periods ended September 30, 2001 and 2000, respectively.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

                                                               Three Months Ended                     Six Months Ended
                                                                  September 30,                         September 30,
                                                            2001               2000               2001               2000
                                                            ----               ----               ----               ----
Net income (Loss)                                         $ 165,985         $ (504,264)           $ (495,524)        $ (170,051)
Other comprehensive income (loss)
  Foreign currency translation                              (13,048)           (80,783)               43,981            (81,472)
                                                      -----------------  -----------------  -----------------  -----------------

Comprehensive Income (Loss)                               $ 152,937         $ (585,047)           $ (451,543)        $ (251,523)
                                                      =================  =================  =================  =================


NOTE 7 - RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 (preceding year) financial statements to conform to the 2002 classifications. The 2001 financial statements have been reclassified to conform to the 2002 presentation by increasing cost of sales and decreasing selling and general and administrative expenses by $120,266.00.



NOTE 8 - CHANGES IN ACCOUNTING ESTIMATES

         The Company estimates provisions for slow moving and discontinued product based on management's estimate of anticipated losses. During the quarter ended September 30, 2001 the Company lowered its estimate of reserves required by $200,000.00 which increased margins and the results from operations by similar amounts.