Form 10-Q
period 2001-12-31
GEOGRAPHICS INC
filed 2002-02-20
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001
                                       OR
|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   |X|    No
                                                 -------     -------

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 15, 2002 was $1,687,746 based on a closing sales price of $0.075 per share on the NASDAQ OTC Bulletin Board on such date.

         The number of shares outstanding of the registrant's common stock, $.001 par value, as of February 12, 2002 was 38,191,676.

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

         RESULTS OF OPERATIONS..........................................................................................2

         LIQUIDITY AND CAPITAL RESOURCES................................................................................3

         NEW ACCOUNTING PRONOUNCEMENTS..................................................................................3

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................4

PART II - OTHER INFORMATION.............................................................................................5

         ITEM 3-  DEFAULTS UPON SENIOR SECURITIES.......................................................................5

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................6

SIGNATURE...............................................................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has attached to this Report and by this reference incorporated herein the unaudited condensed consolidated financial statements consisting of the consolidated balance sheets as of December 31, 2001 and March 31, 2001, the consolidated statements of operations (loss) for the three and nine months ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000, together with the notes thereto.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 vs. Three Months Ended December 31, 2000

         NET SALES. Net sales decreased 22.8% to $8,432,234 for the three months ended December 31, 2001 from $10,918,615 in the quarter ended December 31, 2000. Broken down by product category, paper products revenues were down $1,921,751 and GeoFiles revenues were down $564,630. Paper products revenues decreased 13.9% in the United States and increased 7.4% Australia. Paper products revenues were down 96.4% in Europe, as a result of the Company's decision to convert from a direct sales business to a licensing arrangement. The reduction in paper sales in the United States was due to a soft market for paper products and a higher percent sales allowance for volume rebates. The reduction in GeoFiles revenue was due to the Company exiting direct sales of plastic products. The Company sold off the remaining GeoFiles inventory during the third quarter of fiscal year 2002 and does not expect any additional direct sales from that product line.

         GROSS MARGIN. Gross margin was $877,784 and $2,469,943 for the three months ended December 31, 2001 and 2000, respectively. Gross margin as a percentage of gross sales decreased to 9.2% in the quarter ended December 31, 2001, from 21.7% in the same period in fiscal 2001. The reduced gross margin is due to margin lost on lower sales volume of $558,645, together with increased distribution and production costs and the sale of discontinued products at or below cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were down 23.4% to $1,752,374 (18.3% of gross sales) during the three months ended December 31, 2001 compared to $2,287,425 (18.5% of gross sales) in the same period in fiscal 2001. Decreases in depreciation and amortization $-214,688, travel $-107,191, reduced headcount expenses $-151,941, and an adjustment to the bad debt reserve $-180,000 were the major drivers for the reduced spending in selling and general and administrative.

         OTHER INCOME (EXPENSE). Other income of $40,047 for the three months ended December 31, 2001 primarily represented foreign currency exchange gains compared to other expense of $15,893 for the quarter ended December 31, 2000, which was primarily made up of foreign currency losses.

         INTEREST EXPENSE. Interest expense decreased to $183,718 (1.9% of gross sales) for the three months ended December 31, 2001, compared to $324,024 (2.6% of net sales) during the same period in fiscal 2001. The reduced interest expense was attributable to lower interest rates and lower bank debt compared to the same period last year.

Nine Months Ended December 31, 2001 vs. Nine Months Ended December 31, 2000

         NET SALES. Net sales decreased 19.0% to $24,672,435 in the nine months ended December 31, 2001 from $30,443,025 in the nine months ended December 31, 2000. The decrease in net sales of $5,770,590 was mainly attributable to exiting the plastic products business $-3,334,435 and the transition to a licensing arrangement in Europe $-1,457,962. For the first nine months of fiscal year 2002 paper product sales were down 4.3% in the United States and were up 3.3% in Australia. The decrease in paper product sales year over year was due to weak demand during the third quarter of 2002.

         GROSS MARGIN. Gross margin for the nine months ended December 31, 2001 was $4,619,553 compared to $7,298,813 for the nine months ended December 31, 2000. Gross margin as a percentage of gross sales decreased to 16.2% in the nine months ended December 31, 2001, from 21.0% in the same period in fiscal 2001. The lower gross margin is due to margin lost on lower sales volume of $1,066,532, coupled with increased distribution and production costs of $1,381,800 and the sale of discontinued products at or below cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5,545,276 (19.4% of gross sales) during the nine months ended December 31, 2001 from $6,717,797 (19.3% of gross sales) in the same period in fiscal 2001. The decrease is primarily attributable to sales volume related decreases in advertising and promotion expenses $-193,730, lower depreciation and amortization expenses $-242,553, reduced travel and entertainment expenses $-205,654, an adjustment to the bad debt reserve $-180,000 and closing the European office and distribution center $-460,165.

         OTHER INCOME (EXPENSE). Other income for the nine months ended December 31, 2001 amounted to $7,549 compared to $10,329 for the nine months ended December 31, 2000.

         INTEREST EXPENSE. Interest expense decreased to $595,612 (2.1% of gross sales) during the nine months ended December 31, 2001, compared to $918,795 (2.6% of gross sales) during the same period in fiscal 2001. The lower interest expense was attributable to reduced interest rates and lower bank debt compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility and the closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During the nine months ended December 31, 2001, operating losses totaled ($925,722).

         During the quarter ended December 31, 2001, the Company did not have any consistently available source of working capital. The Company previously had a revolving credit facility which expired on September 30, 2001. The credit facility was extended by the execution of a forbearance agreement through January 31, 2002.

         As of the date of this Report, U.S. Bank continues to advance funds to the Company based on the terms of the prior revolving credit facility. However, U.S. Bank has no obligation to advance future funds to the Company after January 31, 2001. Although the Company is in discussions with U.S. Bank regarding an additional forbearance agreement, U.S. Bank may declare the entire amount of the borrowings due and payable at any time.

         The prior revolving credit facility permitted borrowings of up to $9.5 million subject to a borrowing base limitation of 75% of the value of the Company's eligible accounts receivable and 50% of the value of its qualified inventories. Borrowings under the prior facility incurred interest at LIBOR plus 2.5% through December 17, 2001 and interest at LIBOR plus 3.0% thereafter and are secured by substantially all of the Company's assets. Borrowings under this facility were $8,304,950 at December 31, 2001.

         During the quarter ended December 31, 2001 and during the period prior to filing this Report, the Company entered into several arrangements with Jonathan S. Miner in order for the Company to continue as a going concern, including Mr. Miner loaning $500,000 to the Company and guaranteeing up to $1,813,000 in payables to the Company's trade creditors. In February 2002, the Company entered into a Subscription Agreement with Mr. Miner pursuant to which Mr. Miner agreed to purchase 39,750,520 shares of the Company's common stock, par value $0.001 per share ("Common Stock") from the Company, for $5,000,218 between February 18, 2002 and March 31, 2002. The Company intends to use the proceeds from these funds to move the Company's facilities from Blaine, Washington to Wisconsin, reduce amounts owing to U.S. Bank, pay key trade creditors and for working capital and other corporate purposes. The Company believes that these proceeds would be sufficient to fund the Company's operations for the next twelve months.

         Although Mr. Miner is contractually obligated to invest $5,000,218, there is no guarantee that he will do so. The failure to obtain sufficient funds from Mr. Miner or other sources to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

         The report of the Company's auditors dated June 28, 2001 relating to the Company's Consolidated Financial Statements for the fiscal year ended March 31, 2001 states that the Company's fiscal year 2001 net loss, working capital deficiency and accumulated deficit at March 31, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements for the nine months ended December 31, 2001 were prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         If the U.S. dollar uniformly increases in strength by 10% in fiscal year 2001 relative to the currencies in which the Company's sales are denominated, loss before taxes would increase by $35,000 and $92,000 for the three months and nine months ended December 31, 2001, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         As of December 31, 2001, the Company had borrowings of $8,304,950 on its revolving credit facility with U.S. Bank. This revolving credit facility expired on September 30, 2001. The Company entered into a forbearance agreement with U.S. Bank that expired on January 31, 2002. The Company is currently negotiating another forbearance agreement with U.S. Bank. Although U.S. Bank continues to advance funds to the Company, U.S. Bank has no obligation to continue doing so. Furthermore, U.S. Bank may declare all borrowings due and payable at any time.

ITEM 5 - OTHER INFORMATION

         During the quarter ended December 31, 2001 and during the period prior to filing this Report, the Company entered into several arrangements with Jonathan S. Miner including Mr. Miner loaning $500,000 to the Company and guaranteeing up to $1,813,000 in payables to the Company's trade creditors (the "Miner Guarantees").

         In February 2002, the Company entered into a Subscription Agreement with Mr. Miner pursuant to which Mr. Miner agreed to purchase an aggregate of 39,750,520 shares of the Company's Common Stock, representing approximately 51% of the Company's outstanding Common Stock, between February 18, 2002 and March 31, 2002. The purchase price per share is $0.12579. The purchase date and amounts of Mr. Miner's purchase of the Common Stock is set forth below:

         PURCHASE DATE                         PAYMENT                        SHARES
         -------------                         -------                        ------
         February 18, 2002                     $500,000.00                    3,974,878.77
         February 25, 2002                     $1,000,000.00                  7,949,757.53
         March 15, 2002                        $1,500,000.00                  11,924,636.30
         March 31, 2002                        $2,000,217.91                  15,901,247.40

Mr. Miner made the first required payment on February 15, 2002. The payment of $500,000 previously advanced by Mr. Miner will be used to satisfy a portion of the March 31, 2002 payment.

         Pursuant to the Subscription Agreement, the Company has an obligation to release Mr. Miner from the Miner Guarantees. In addition, the Company agreed to grant Mr. Miner warrants to purchase 50,000 shares of Common Stock in exchange for the Miner Guarantees. These warrants are exercisable at $.20 per share and expire in February 2004.

         Pursuant to the Subscription Agreement, the Company agreed to (i) expand its Board of Directors (which currently consists of five directors) to seven directors, (ii) cause two of the Company's existing directors to resign from the Company's Board of Directors and (iii) to the extent not inconsistent with the fiduciary obligations of the Company's directors, cause the remaining directors to fill the vacant positions on the Company's Board of Directors with four individuals to be named by Mr. Miner.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Subscription Agreement dated as of February 14, 2002, by and between Geographics, Inc. and Jonathan S. Miner.

                  10.2 Forbearance Agreement dated as of September 30, 2001, between Geographics, Inc. and U.S. Bank National Association.

         (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this nineteenth day of February, 2002


        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer

        By: /s/ Michael Oakes
            -------------------------------------
            Michael Oakes
            Controller

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2000



EXHIBIT NUMBER      DESCRIPTION OF DOCUMENT



10.1 Subscription Agreement dated as of February 14, 2002, by and between Geographics, Inc. and Jonathan S. Miner.

10.2 Forbearance Agreement dated as of September 30, 2001, between Geographics, Inc. and U.S. Bank National Association.

                                GEOGRAPHICS, INC
                     Condensed Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2001

                                     ASSETS

                                                                                                  DECEMBER 31, 2001   MARCH 31, 2001
                                                                                                  -----------------   --------------
                                                                                                     (UNAUDITED)
Current Assets
Cash                                                                                                 $    477,379      $    421,049
  Accounts receivable
    Trade receivables, net of allowances of $473,408 and $1,042,000 at
      December 31 and March 31, 2001, respectively                                                      5,428,842         7,188,772
    Other receivables                                                                                     204,966           155,281
  Inventories                                                                                           5,772,681         6,634,321
  Prepaid expenses, deposits, and other current assets                                                    488,062           603,950
                                                                                                     ------------      ------------
      Total current assets                                                                             12,371,930        15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                                      8,528,599         9,007,234

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS,NET                                                    2,891,848         3,126,512

OTHER ASSETS                                                                                              129,406           198,377
                                                                                                     ------------      ------------

TOTAL ASSETS                                                                                         $ 23,921,783      $ 27,335,496
                                                                                                     ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                                                    $    538,113      $    975,489
  Note payable to bank                                                                                  8,304,950         8,406,861
  Accounts payable                                                                                      4,979,226         5,401,482
  Accrued liabilities                                                                                   2,126,865         4,237,110
  Current portion of long-term debt                                                                       782,456           974,790
                                                                                                     ------------      ------------
      Total current liabilities                                                                        16,731,610        19,995,732

LONG-TERM DEBT                                                                                          2,891,162         1,628,908
                                                                                                     ------------      ------------

      Total liabilities                                                                                19,622,772        21,624,640
                                                                                                     ------------      ------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value - 100,000,000 shares authorized, 38,191,676 and 26,965,589
    shares issued and outstanding at December 31 and March 31, 2001, respectively                          38,192            38,192
  Additional paid-in capital                                                                           26,209,571        26,190,460
  Accumulated other comprehensive loss                                                                   (335,699)         (418,528)
  Accumulated deficit                                                                                 (21,613,053)      (20,099,268)
                                                                                                     ------------      ------------
      Total stockholders' equity                                                                        4,299,011         5,710,856
                                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 23,921,783      $ 27,335,496
                                                                                                     ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                                            2001             2000                 2001              2000
                                                      ----------------  ----------------    ----------------   ---------------
SALES                                                  $  9,580,418       $ 12,380,639       $ 28,563,498       $ 34,755,272
  Returns and Allowances                                 (1,148,184)        (1,462,024)        (3,891,063)        (4,312,247)
                                                       ------------       ------------       ------------       ------------
    Net Sales                                             8,432,234         10,918,615         24,672,435         30,443,025

COST OF SALES                                             7,554,450          8,448,672         20,052,882         23,144,212
                                                       ------------       ------------       ------------       ------------

  Gross Margin                                              877,784          2,469,943          4,619,553          7,298,813

S.G.& A. EXPENSES                                         1,752,374          2,287,425          5,545,275          6,717,797
                                                       ------------       ------------       ------------       ------------

  Operating Income (Loss)                                  (874,590)           182,518           (925,722)           581,016

OTHER INCOME (EXPENSE)
  Interest Expense                                         (183,718)          (324,024)          (595,612)          (918,795)
  Other Income (Expense)                                     40,047            (15,893)             7,549             10,329
                                                       ------------       ------------       ------------       ------------
    Total Other Income (Expense)                           (143,671)          (339,917)          (588,063)          (908,466)

NET INCOME (LOSS) BEFORE INCOME TAXES                    (1,018,261)          (157,399)        (1,513,785)          (327,450)

PROVISION FOR INCOME TAXES                                        -                  -                  -                  -
                                                       ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                      $ (1,018,261)      $   (157,399)      $ (1,513,785)      $   (327,450)
                                                       ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                $      (0.03)      $      (0.00)      $      (0.04)      $      (0.01)
                                                       ============       ============       ============       ============
  Diluted                                              $      (0.03)      $      (0.00)      $      (0.04)      $      (0.01)
                                                       ============       ============       ============       ============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                  38,191,676         38,174,682         38,191,676         34,641,522
                                                       ============       ============       ============       ============
  Diluted                                                38,191,676         38,174,682         38,191,676         34,641,522
                                                       ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                DECEMBER 31,         DECEMBER 31,
                                                                    2001                 2000
                                                             -------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                              $(1,513,785)          $  (327,450)
Adjustments to reconcile net income (loss) to net
cash flows used by operating activities
  Depreciation and amortization                                    1,356,254             1,347,540
  Stock based compensation                                            19,112               117,982
  Interest on debentures                                                   -                67,000
  Revaluation of subsidiary inventories                                    -                99,000
Changes in operating assets and liabilities
  Trade receivables                                                1,759,930            (1,715,848)
  Other receivables                                                  (49,684)              (17,339)
  Inventories                                                        861,640            (3,507,573)
  Prepaid expenses, deposits and other current assets                115,888              (284,910)
  Licenses, trademarks and other intangible assets                         -                30,220
  Other assets                                                        68,971               128,257
  Accounts payable                                                  (422,255)            1,879,326
  Accrued liabilities                                             (2,012,530)            1,293,666
                                                                 -----------           -----------
    Net cash flows from operating activities                         183,541              (890,129)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                   (642,955)             (751,418)
  Purchase of certain Z International assets                               -              (100,000)
  Purchase of certain Domtar Consumer Products assets                      -            (3,049,138)
                                                                 -----------           -----------
    Net cash flows from investing activities                        (642,955)           (3,900,556)
                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdrafts                            (437,376)              997,161
  Net borrowings on note payable to bank                            (101,911)              454,259
  Repayment of long-term debt                                       (630,080)           (1,058,849)
  Proceeds from issuance of subordinated debt                      1,700,000                     -
  Proceeds from notes payable to officers and directors                    -             1,000,000
  Repayment of notes payable to officers and directors                     -            (1,000,000)
  Proceeds from the issuance of common stock                               -             5,032,850
                                                                 -----------           -----------
    Net cash flows from financing activities                         530,633             5,425,421
                                                                 -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (14,889)              (19,840)
                                                                 -----------           -----------

NET CHANGE IN CASH                                                    56,330               614,896
CASH, BEGINNING OF PERIOD                                            421,049               360,612
                                                                 -----------           -----------
CASH, END OF PERIOD                                              $   477,379           $   975,508
                                                                 ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                       $   544,747           $   787,880
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

NOTE 2  - FUTURE ACCOUNTING CHANGES

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

NOTE 3- INVENTORIES

         Inventories at December 31, 2001 and March 31, 2001 consisted of the following:

                                                                                  December 31,        March 31,
                                                                                       2001              2001
                                                                                       ----              ----
        Raw materials                                                            $      940,781    $      809,794
        Work-in-process                                                                 927,142         1,121,778
        Finished goods                                                                3,904,758         4,702,749
                                                                                 --------------    --------------
                                                                                 $    5,772,681    $    6,634,321
                                                                                 ==============    ==============

NOTE 4- NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                             Three Months Ended                      Nine Months Ended
                                                                December 31,                           December 31,
                                                          2001                2000                 2001             2000
                                                          ----                ----                 ----             ----

Designer Stationeries and Specialty Papers              $ 8,363,290       $10,281,214          $24,097,653       $26,529,959
Plastic Filing and Storage Cabinets                          68,944           637,401              574,782         3,913,066
                                                        -----------       -----------          -----------       -----------
                                                        $ 8,432,234       $10,918,615          $24,672,435       $30,443,025
                                                        ===========       ===========          ===========       ===========



NOTE 5- NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                             Three Months Ended                  Nine Months Ended
                                                                  December 31,                      December 31,
                                                           2001              2000              2001              2000
                                                           ----              ----              ----              ----

Net income (loss) (numerator)                         $ (1,018,261)      $   (157,399)      $ (1,513,785)      $   (327,450)
                                                      ============       ============       ============       ============
Shares used in the calculation (denominator)
  Weighted average shares outstanding                   38,191,676         38,174,682         38,191,676         34,641,522
  Effect of dilutive stock options and warrants                  -                  -                  -                  -
                                                      ------------       ------------       ------------       ------------
                                                        38,191,676         38,174,682         38,191,676         34,641,522
                                                      ============       ============       ============       ============


Options to purchase shares of common stock under the Company's Nonqualified Stock Option Plan were outstanding during the three and nine month periods ending December 31, 2001 and 2000. However, some shares were not included in the computation of diluted earnings per share if the exercise price of the options was greater than the average market price of the common shares, because the effect would therefore be antidilutive. The number of shares excluded from the computation were 11,950,000 and 3,450,000 for the three and nine month periods ended December 31, 2001 and 2000, respectively.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                 December 31,                          December 31,
                                                            2001               2000               2001               2000
                                                            ----               ----               ----               ----
Net income (Loss)                                      $(1,018,261)        $  (157,399)        $(1,513,785)        $  (327,450)
Other comprehensive income (loss)
  Foreign currency translation                              38,848              61,632              82,829             (19,840)
                                                       -----------         -----------         -----------         -----------

Comprehensive Income (Loss)                            $  (979,413)        $   (95,767)        $(1,430,956)        $  (347,290)
                                                       ===========         ===========         ===========         ===========



NOTE 7 - CHANGES IN ACCOUNTING ESTIMATES

         The Company estimates provisions for bad debts based on management's estimate of anticipated losses. During the quarter ended December 31, 2001 the Company lowered its estimate of reserves required by $180,000, which increased the results from operations by similar amounts.

         The Company estimates provisions for slow moving and discontinued product based on management's estimate of anticipated losses. During the quarter ended September 30, 2001 the Company lowered its estimate of reserves required by $200,000.00 which increased margins and the results from operations by similar amounts.

         The company is in the process of reevaluating the estimated useful life of the Domtar license, and may reduce the amortization period of the license from fifteen to six years. Although such a change in the amortization period would have no effect on cash provided from operations, it would result in a cumulative charge to earnings and accumulated deficit of $300,000 and $225,000 for fiscal 2001 and year-to-date 2002, respectively. Should the change in the amortization period be adopted, the Company will file amended financial statements for the appropriate periods of fiscal years 2001 and 2002.