Form 10-Q/A
period 2000-06-30
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

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
             (Exact Name of Registrant as Specified in Its Charter)
                                _______________

            WYOMING                                               87-0305614
(State or Other Jurisdiction                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            1555 ODELL ROAD, P. O. BOX 1750, BLAINE, WASHINGTON 98231
              (Address and Zip Code of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (360) 332-6711
                                _______________

        Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 14, 2000 was $18,493,246 based on a closing sales price of $0.6406 per share on the NASDAQ OTC Bulletin Board on such date.

     The number of shares outstanding of the registrant's common stock, no par value, as of August 14, 2000 was 37,709,255.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ended March 31, 2001, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $75,000 for the quarter ended June 30, 2000. In addition, license amortization and royalty expenses in the amount of $120,266 were reclassified from S,G&A expenses to Cost of Sales. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three months ended June 30, 2000, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibit 27, no other information included in the original report on Form 10-Q is amended by this amendment. The following items of the original report on Form 10-Q are amended: Item 1 "Financial Statements" and the section "Results of Operations" of Item 2 "Management's Discussion and analysis of Financial Condition and Results of Operations". For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2000.

                                TABLE OF CONTENTS
                                                                            PAGE


PART I - FINANCIAL INFORMATION.............................................   1

     ITEM 1.  FINANCIAL STATEMENTS.........................................   1

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................   1

              FORWARD-LOOKING STATEMENTS...................................   1

              RESULTS OF OPERATIONS........................................   2

              LIQUIDITY AND CAPITAL RESOURCES..............................   2

     ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......   3

PART II - OTHER INFORMATION................................................   3

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................   3

              SALES OF UNREGISTERED SECURITIES.............................   3

     ITEM 5 - OTHER INFORMATION............................................   4

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................   4

SIGNATURE..................................................................   4

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has determined to restate its annual consolidated financial statements and its condensed quarterly financial statements for the year ended March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $75,000 for the quarter ended June 30, 2000. In addition, license amortization and royalty expenses in the amount of $120,266 were reclassified from S,G&A expenses to Cost of Sales. The Company has attached to this Report and by this reference incorporated herein the consolidated balance sheets as of June 30, 2000 (restated and unaudited) and March 31, 2000, the unaudited consolidated statements of operations for the three months ended June 30, 2000 (restated) and June 30, 1999, and the unaudited consolidated statements of cash flows for the three months ended June 30, 2000 (restated) and June 30, 1999, together with the notes thereto.


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

     Relevant risks and uncertainties include, but are not limited to, slower than anticipated growth of the preprint papers market; loss of certain key customers; insufficient consumer acceptance of the Company's specialty paper products; unanticipated actions, including price reductions, by the Company's competitors; unanticipated increases in the costs of raw materials used to produce the Company's products; loss of favorable trade credit, supply terms, reliable and immediately available raw material supply and other favorable terms with certain key vendors, greater than expected costs incurred in connection with the implementation of a management information system; failure to realize expected economic efficiencies of the Company's automated production system; the inability to hire and retain key personnel; unexpected increases in the overall costs of production as a result of collective bargaining arrangements; unfavorable determinations of pending lawsuits or disputes; and inability to secure additional working capital when and as needed. Additional risks and uncertainties include those described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2000 and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this Report reflect the Company's expectations at the time of this Report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required law.


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

     GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 24.0% in the quarter ended June 30, 2000, from 26.9% in the same period in fiscal 1999. The lower gross margin is primarily attributable to the increase in accruals for returns and allowances, and the amortization of the Domtar license and other intangibles acquired at the beginning of the quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2,014,592 (19.3% of gross sales) in the quarter ended June 30, 2000 from $1,428,923 (25.8% of gross sales) in the quarter ended June 30, 1999. This increase is primarily attributable to increases in sales staffing, advertising and promotional costs, sales commissions, and travel associated with the startup of the ready-to-assemble plastic storage and filing cabinets, as well as the integration of the Domtar product line acquired as of April 1, 2000.

     OTHER INCOME (EXPENSE). Other expense for the quarter ended June 30, 2000 amounted to $14,378 compared to income of $172,392 for the quarter ended June 30, 1999. Other expense in fiscal 2000 is principally realized foreign exchange losses, whereas other income in fiscal 1999 arose from the favorable settlement of debts with creditors.

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


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

     During the quarter ended June 30, 2000, the Company has issued 9,641,888 shares of Common Stock in a private placement at $0.45 per share, pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The following executive officers and directors of the Company purchased shares pursuant to the offering:

Name                   Position                                          Shares
----                   --------                                        ---------
William T. Graham      Director                                        3,333,333
James L. Dorman        Chairman and Chief Executive Officer            1,111,111
                                                                       ---------
Total                                                                  4,444,444
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


SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on
its behalf by the undersigned, thereunto duly authorized on this    th day of
March, 2002

GEOGRAPHICS, INC.


By: /s/ James L. Dorman
    -------------------------------------
    James L. Dorman
    President and Chief Executive Officer


By: /s/ Michael Oakes
    -------------------------------------
    Michael Oakes
    Controller

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2000 AND MARCH 31, 2000

                                                                        JUNE 30, 2000   MARCH 31, 2000
                                                                        -------------   --------------
                                                                        (RESTATED AND
                                                                          UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                 $    559,174    $    360,612
   Accounts receivable
      Trade receivables, net of allowances of $993,000 and $897,000
         at June 30 and March 31, 2000, respectively                       6,623,212       6,053,810
      Other receivables                                                       48,828          25,555
   Inventory, net of allowance for obsolete inventory of $575,000 and
      $583,000 at June 30 and March 31, 2000, respectively                 7,978,993       5,301,171
   Prepaid expenses, deposits, and other current assets                      537,528         562,244
                                                                        ------------    ------------
      Total current assets                                                15,747,735      12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                         9,073,515       9,304,864
LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                           3,192,586         317,170
OTHER ASSETS                                                                 215,236         442,018
                                                                        ------------    ------------
TOTAL ASSETS                                                            $ 28,229,072    $ 22,367,444
                                                                        ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank overdrafts                                                      $    828,679    $    259,551
   Note payable to bank                                                    5,852,652       5,764,627
   Accounts payable                                                        3,982,738       3,699,532
   Accrued liabilities                                                     2,767,211       2,083,523
   Current portion of long-term debt                                       1,132,084       1,368,212
                                                                        ------------    ------------
      Total current liabilities                                           14,563,364      13,175,445

LONG-TERM DEBT                                                             3,389,567       3,539,926
                                                                        ------------    ------------
      Total liabilities                                                   17,952,931      16,715,371
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
   No par common stock - 100,000,000 shares authorized; 36,607,477 and 26,965,589 shares issued and outstanding at June 30 and
      March 31, 2000, respectively                                        25,183,731      20,844,881
   Additional paid-in capital                                                159,638         132,944
   Accumulated other comprehensive income                                   (234,007)       (233,318)
   Accumulated deficit                                                   (14,833,221)    (15,092,434)
                                                                        ------------    ------------
      Total stockholders' equity                                          10,276,141       5,652,073
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 28,229,072    $ 22,367,444
                                                                        ============    ============

      See accompanying notes to condensed consolidated financial statements

                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
                                                      (RESTATED)
SALES                                                $10,438,343    $ 5,545,416
   Returns and Allowances                             (1,233,669)      (559,052)
                                                     -----------    -----------
      Net Sales                                        9,204,674      4,986,364

COST OF SALES                                          6,694,676      3,496,369
                                                     -----------    -----------
   Gross Margin                                        2,509,998      1,489,995

S.G.& A. EXPENSES                                      2,014,592      1,428,923
                                                     -----------    -----------
   Operating Income (Loss)                               495,406         61,072

OTHER INCOME (EXPENSE)
   Interest Expense                                     (221,815)      (237,745)
   Other Income (Expense)                                (14,378)       172,392
                                                     -----------    -----------
      Total Other Income (Expense)                      (236,193)       (65,353)
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE TAX                             259,213         (4,281)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
NET INCOME (LOSS)                                    $   259,213    $    (4,281)
                                                     ===========    ===========
EARNINGS PER COMMON SHARE
   Basic                                             $      0.01    $     (0.00)
                                                     ===========    ===========
   Diluted                                           $      0.01    $     (0.00)
                                                     ===========    ===========
SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
   Basic                                              35,831,552      9,857,252
                                                     ===========    ===========
   Diluted                                            36,711,254      9,857,252
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                          GEOGRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                                 2000           1999
                                                             -----------    -----------
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $   259,213    $    (4,281)
Adjustments to reconcile net income (loss) to net
   cash flows from operating activities
   Depreciation and amortization                                 482,313        341,812
   Loss on sale/disposal of property and equipment                    --          1,770
   Stock-based compensation                                       26,694             --
Changes in noncash operating assets and liabilities
   Trade receivables                                            (569,402)       553,817
   Other receivables                                             (23,273)       135,828
   Inventories                                                (1,120,036)       345,174
   Prepaid expenses, deposits and other assets                   (74,067)       371,143
   Licenses, trademarks and other intangible assets               67,241          2,500
   Other assets                                                  258,263         10,745
   Accounts payable                                              283,206        303,718
   Accrued liabilities                                           683,688     (1,175,397)
                                                             -----------    -----------
      Net cash flows from operating activities                   273,840        886,829
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdrafts                                   569,128         25,696
   Net borrowings on note payable to bank                         88,025       (575,723)
   Repayment of long-term debt                                  (386,487)      (328,400)
   Proceeds from notes payable to officers and directors       1,000,000        100,000
   Repayment of notes payable to officers and directors       (1,000,000)            --
   Proceeds from issuance of common stock                      4,338,850             --
   Net change, foreign currency translation                         (689)           601
                                                             -----------    -----------
      Net cash flows from financing activities                 4,608,827       (777,826)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                               (77,181)       (80,202)
   Acquisition of Domtar Consumer Products assets for cash    (4,606,924)            --
                                                             -----------    -----------
      Net cash flows from investing activities                (4,684,105)       (80,202)
                                                             -----------    -----------

NET CHANGE IN CASH                                               198,562         28,801
CASH, BEGINNING OF PERIOD                                        360,612        130,967
                                                             -----------    -----------
CASH, END OF PERIOD                                          $   559,174    $   159,768
                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                  $   207,248    $   237,745
                                                             ===========    ===========

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


NOTE 2 - RESTATEMENTS

     The Company has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the year ended March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $75,000 for the quarter ended June 30, 2000. The following sets forth the effect of this adjustment, along with the reclassification of license amortization and royalty expense of $120,266 from S,G & A expenses to Cost of
Sales:

                                                      AS PREVIOUSLY   AMORTIZATION         AS
                                                         REPORTED      ADJUSTMENT       RESTATED
                                                      -------------   ------------    ------------
AT JUNE 30, 2000:
   Licenses, Trademarks and Other Intangible Assets   $  3,267,586    $    (75,000)   $  3,192,586
   Total Assets                                         28,304,072         (75,000)     28,229,072
   Accumulated Deficit                                 (14,758,221)        (75,000)    (14,833,221)
   Stockholders' Equity                                 10,351,141         (75,000)     10,276,141
                                                      ------------    ------------    ------------
       Total Liabilities and Stockholders' Equity     $ 28,304,072    $    (75,000)   $ 28,229,072
                                                      ============    ============    ============
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
   Cost of Sales                                      $  6,499,410    $    195,266    $  6,694,676
   Gross Margin                                          2,705,264        (195,266)      2,509,998
   S,G & A Expenses                                      2,134,858        (120,266)      2,014,592
   Income (Loss) Before Tax                                334,213         (75,000)        259,213
   Net Income (Loss)                                  $    334,213    $    (75,000)   $    259,213
                                                      ------------    ------------    ------------
      Net Income (Loss) Per Share                     $       0.01    $         --    $       0.01
                                                      ============    ============    ============