Form 10-Q/A
period 2000-09-30
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO.1

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

                                EXPLANATORY NOTE

Geographics, Inc. (" the Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2001, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $75,000 for the three months and $150,000 for the six months ended September 30, 2000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and six months ended September 30, 2000, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibit 27, no other information included in the original report on Form 10-Q is amended by this amendment The following items of the original report on Form 10-Q are amended: Item 1 "Financial Statements" and the section "Results of Operations" of Item 2 "Management's Discussion and analysis of Financial Condition and Results of Operations". For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2000.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION............................................    1

     ITEM 1.  FINANCIAL STATEMENTS........................................    1

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................    1

     FORWARD-LOOKING STATEMENTS...........................................    1

     RESULTS OF OPERATIONS................................................    2

     LIQUIDITY AND CAPITAL RESOURCES......................................    3

     NEW ACCOUNTING PRONOUNCEMENTS........................................    3

     ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....    4

PART II - OTHER INFORMATION...............................................    4

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................    4

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    5

     ITEM 5.  OTHER INFORMATION...........................................    5

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    6

SIGNATURE.................................................................    7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has determined to restate its annual consolidated financial statements and its condensed quarterly financial statements for the year ended March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $75,000 for the three months and $150,000 for the six months ended September 30, 2000. The Company has attached to this Report and by this reference incorporated herein the condensed financial statements consisting of the consolidated balance sheets as of September 30, 2000 (restated and unaudited) and March 31, 2000, the unaudited consolidated statements of operations for the three and six months ended September 30, 2000 (restated) and 1999, and the unaudited consolidated statements of cash flows for the six months ended September 30, 2000 (restated) and 1999, together with the notes thereto.


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

     GROSS MARGIN. Gross margin was $2,168,873 and $2,033,323 for the three months ended September 30, 2000 and 1999, respectively. Gross margin as a percentage of gross sales decreased to 18.2% in the quarter ended September 30, 2000, from 25.0% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher accruals for customer program costs, warehouse set-up costs for the distribution center in Windsor, Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees and other intangibles, royalties on new products, higher shipping and handling costs and a one-time air freight charge relating to a special promotion on GeoFiles.

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

     GROSS MARGIN. Gross margin for the six months ended September 30, 2000 was $4,678,871 compared to $3,543,318 for the six months ended September 30, 1999. Gross margin as a percentage of gross sales decreased to 20.9% in the six months ended September 30, 2000, from 25.9% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher accruals for customer program costs, warehouse set-up costs for the distribution centers in Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees and other intangibles, royalties on new products, higher shipping and handling costs and a one time air freight charge relating to a special promotion on GeoFiles.

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

                                                                         Shares
                                                                       ---------
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
                                                                       =========

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of Geographics, Inc. held on September 28, 2000, the following proposals were submitted for approval of the Shareholders and approved by the votes indicated below:

     To elect James L. Dorman, William T. Graham, and C. Joseph Barnette as the Board of directors of Geographics:

Nominee                         For           Withheld     Abstain    Non-votes
-------                     ----------        --------     -------    ----------
James L. Dorman             23,915,544             0        19,500    13,774,211
William T. Graham           23,913,544         2,000        19,500    13,774,211
C. Joseph Barnette          23,915,544             0        19,500    13,774,211

     With respect to the proposal to approve the plan of merger to redomesticate the Company under the laws of the State of Delaware:

         For                 Against               Abstain           Non-votes
     ----------              -------               -------           ----------
     23,917,644               17,100                   300           13,774,211

     With respect to the proposal to approve the 1999 Stock Option Plan:

         For                 Against               Abstain           Non-votes
     ----------              -------               -------           ----------
     23,435,254              149,500               350,200           13,774,301

     With respect to the ratification of the selection of KPMG as independent auditor of the Company:

         For                 Against               Abstain           Non-votes
     ----------              -------               -------           ----------
     23,900,644               34,500                   300           13,773,811


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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on this th day of March, 2002.

GEOGRAPHICS, INC.


By: /s/ James L. Dorman
    -------------------------------------
    James L. Dorman
    President and Chief Executive Officer


By: /s/ Michael Oakes
    -------------------------------------
    Michael Oakes
    Controller

                                GEOGRAPHICS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000

                                                                    SEPTEMBER 30, 2000    MARCH 31, 2000
                                                                    ------------------    --------------
                                                                       (RESTATED AND
                                                                         UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $    426,335        $    360,612
   Accounts receivable
      Trade receivables, net of allowances of $823,000 and
         $1,587,469 at September 30 and March 31, 2000,
         respectively                                                     8,449,245           6,053,810
      Other receivables                                                     424,424              25,555
   Inventories                                                            8,893,228           5,301,171
   Prepaid expenses, deposits, and other current assets                     973,613             562,244
                                                                       ------------        ------------
      Total current assets                                               19,166,845          12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                        9,089,898           9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS,NET                      3,052,614             317,170

OTHER ASSETS                                                                392,333             442,018
                                                                       ------------        ------------
TOTAL ASSETS                                                           $ 31,701,690        $ 22,367,444
                                                                       ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdrafts                                                     $    377,104        $    259,551
   Note payable to bank                                                   7,466,788           5,764,627
   Accounts payable                                                       6,069,086           3,699,532
   Accrued liabilities                                                    3,162,759           2,083,523
   Current portion of long-term debt                                      1,097,643           1,368,212
                                                                       ------------        ------------
      Total current liabilities                                          18,173,380          13,175,445

LONG-TERM DEBT                                                            3,118,222           3,539,926
                                                                       ------------        ------------
Total liabilities                                                        21,291,602          16,715,371
                                                                       ------------        ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value - 100,000,000 shares authorized,
      38,173,699 and 26,965,589 shares issued and outstanding at
      September 30 and March 31, 2000, respectively                      25,877,731          20,844,881
   Additional paid-in capital                                               259,632             132,944
   Accumulated other comprehensive loss                                    (314,790)           (233,318)
   Accumulated deficit                                                  (15,412,485)        (15,092,434)
                                                                       ------------        ------------
      Total stockholders' equity                                         10,410,088           5,652,073
                                                                       ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 31,701,690        $ 22,367,444
                                                                       ============        ============

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                 --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
                                                  (RESTATED)                   (RESTATED)
SALES                                            $11,936,290    $ 8,130,428    $22,374,633    $13,675,844
   Returns and Allowances                         (1,616,554)    (1,095,002)    (2,850,223)    (1,634,054)
                                                 -----------    -----------    -----------    -----------
      Net Sales                                   10,319,736      7,035,426     19,524,410     12,041,790

COST OF SALES                                      8,150,863      5,002,103     14,845,539      8,498,472
                                                 -----------    -----------    -----------    -----------
   Gross Margin                                    2,168,873      2,033,323      4,678,871      3,543,318

S.G.& A. EXPENSES                                  2,415,781      1,900,885      4,430,373      3,349,808
                                                 -----------    -----------    -----------    -----------
   Operating Income (Loss)                          (246,908)       132,438        248,498        193,510

OTHER INCOME (EXPENSE)
   Interest Expense                                 (372,956)      (183,824)      (594,771)      (421,569)
   Other Income                                       40,600        137,279         26,222        309,671
                                                 -----------    -----------    -----------    -----------
      Total Other Income (Expense)                  (332,356)       (46,545)      (568,549)      (111,898)

NET INCOME (LOSS) BEFORE INCOME TAXES               (579,264)        85,893       (320,051)        81,612

PROVISION FOR INCOME TAXES                                --             --             --             --
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                   (579,264)        85,893       (320,051)        81,612
                                                 -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS) -
   FOREIGN CURRENCY TRANSLATION                      (80,783)       (54,704)       (81,472)       (54,103)
                                                 -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                      $  (660,047)   $    31,189    $  (401,523)   $    27,509
                                                 ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE
   Basic                                         $     (0.02)   $      0.01    $     (0.01)   $      0.01
                                                 ===========    ===========    ===========    ===========
   Diluted                                       $     (0.02)   $      0.01    $     (0.01)   $      0.01
                                                 ===========    ===========    ===========    ===========


SHARES USED IN COMPUTING NET INCOME (LOSS) PER
   COMMON AND COMMON EQUIVALENT SHARE
   Basic                                          37,770,736     15,043,364     35,929,210     12,450,308
                                                 ===========    ===========    ===========    ===========
   Diluted                                        37,770,736     15,422,953     35,929,210     12,829,897
                                                 ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                                                               SIX MONTHS ENDED
                                                         -----------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 31,
                                                              2000            1999
                                                         -------------   -------------
                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss)                                      $  (320,051)   $    81,612
   Adjustments to reconcile net income (loss) to net
      cash flows from operating activities
   Depreciation and amortization                              994,030        652,148
   Loss on sale/disposal of property and equipment                 --          1,770
   Stock based compensation                                    59,688             --
   Interest on debentures                                      67,000             --
Changes in operating assets and liabilities
   Trade receivables                                       (2,471,839)    (1,659,572)
   Other receivables                                         (400,015)       127,391
   Inventories                                             (3,718,977)      (490,869)
   Prepaid expenses, deposits and other current assets       (427,448)       273,422
   Licenses, trademarks and other intangible assets           (41,308)            --
   Other assets                                                49,685        (79,888)
   Accounts payable                                         2,388,122        720,021
   Accrued liabilities                                      1,107,077     (1,037,222)
                                                          -----------    -----------
      Net cash flows from operating activities             (2,714,036)    (1,411,187)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                           (426,671)      (160,738)
   Purchase of certain Innovative Storage Design assets            --       (261,163)
   Purchase of certain Domtar Consumer Products assets     (3,049,138)            --
                                                          -----------    -----------
      Net cash flows from investing activities             (3,475,809)      (421,901)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdrafts                     117,553        (93,150)
   Net borrowings (repayments) on note payable to bank      1,702,161     (1,489,919)
   Repayment of long-term debt                               (692,273)      (692,807)
   Proceeds from note payable to officer and director       1,000,000        100,000
   Repayment of note payable to officer and director       (1,000,000)      (100,000)
   Proceeds from the issuance of common stock               5,032,850      4,200,648
                                                          -----------    -----------
      Net cash flows from financing activities              6,160,291      1,924,772
                                                          -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        95,277        (54,102)
                                                          -----------    -----------
NET CHANGE IN CASH                                             65,723         37,582
CASH, BEGINNING OF PERIOD                                     360,612        130,967
                                                          -----------    -----------
CASH, END OF PERIOD                                       $   426,335    $   168,549
                                                          ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest               $   464,256    $   421,569
                                                          ===========    ===========
   Non-cash financing and investing activities -
      common stock issued for assets                      $        --    $   200,280
                                                          ===========    ===========

      See accompanying notes to condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim unaudited condensed consolidated financial statements of Geographics, Inc. (the "Company" or "Geographics") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K/A for the fiscal year ended March 31, 2000.

     The consolidated financial statements include the accounts of Geographics and its wholly-owned subsidiaries: Geographics Marketing Canada Inc. (inactive), Geographics (Europe) Limited and Geographics Australia, Pty. Limited. All intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - RESTATEMENT

The Company has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the year ended March 31, 2001, to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $75,000 for the three months and $150,000 for the six months ended September 30, 2000. The following sets forth the effect of this adjustment:

                                                     AS PREVIOUSLY                         AS
                                                        REPORTED       ADJUSTMENT       RESTATED
                                                     -------------    ------------    ------------
AT SEPTEMBER 30, 2000:
   Licenses, Trademarks and Other Intangible Assets   $  3,202,614    $   (150,000)   $  3,052,614
   Total Assets                                         31,851,690        (150,000)     31,701,690
   Accumulated Deficit                                 (15,262,485)       (150,000)    (15,412,485)
   Stockholders' Equity                                 10,560,088        (150,000)     10,410,088
   Total Liabilities and Stockholders' Equity         $ 31,851,690    $   (150,000)   $ 31,701,690

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Cost of Sales                                      $  8,075,863    $     75,000    $  8,150,863
   Gross Margin                                          2,243,873         (75,000)      2,168,873
   Income (Loss) Before Tax                               (504,264)        (75,000)       (579,264)
   Net Income (Loss)                                  $   (504,264)   $    (75,000)   $   (579,264)
   Net Income (Loss) Per Share                        $      (0.01)   $      (0.01)   $      (0.02)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000:
   Cost of Sales                                      $ 14,695,539    $    150,000    $ 14,845,539
   Gross Margin                                          4,828,871        (150,000)      4,678,871
   Income (Loss) Before Tax                               (170,051)       (150,000)       (320,051)
   Net Income (Loss)                                  $   (170,051)   $   (150,000)   $   (320,051)
   Net Income (Loss) Per Share                        $         --    $      (0.01)   $      (0.01)

NOTE 3 - INVENTORIES

     Inventories at September 30, 2000 and March 31, 2000 consisted of the following:

                                                     September 30,     March 31,
                                                          2000           2000
                                                     -------------    ----------
     Raw materials                                     $  848,666     $  619,463
     Work-in-process                                      711,445      1,096,799
     Finished goods                                     7,733,117      3,584,909
                                                       ----------     ----------
                                                       $8,893,228     $5,301,171
                                                       ==========     ==========


NOTE 4 - ASSET ACQUISITION AND COMMITMENTS

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

     The total purchase price of these acquired assets, exclusive of inventories is included in Licenses, Trademarks and Other Intangible Assets in these condensed consolidated financial statements, and is being amortized to cost of sales over a six year period on the straight-line basis.


NOTE 5 - NET SALES BY PRODUCT CATEGORY

     The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                Three Months Ended           Six Months Ended
                                                   September 30,               September 30,
                                             -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Designer Stationeries and Specialty Papers   $ 7,705,152   $ 7,035,426   $16,268,561   $12,041,790
Plastic Filing and Storage Cabinets            2,614,584            --     3,255,849            --
                                             -----------   -----------   -----------   -----------
                                             $10,319,736   $ 7,035,426   $19,524,410   $12,041,790
                                             ===========   ===========   ===========   ===========

NOTE 6 - NET INCOME (LOSS) PER SHARE

     The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                       Three Months Ended             Six Months Ended
                                                         September 30,                  September 30,
                                                  ----------------------------   ----------------------------
                                                      2000            1999           2000            1999
                                                  ------------    ------------   ------------    ------------
                                                   (Restated)                     (Restated)
Net income (loss) (numerator)                     $   (579,264)   $     85,893   $   (320,051)   $     81,612
                                                  ============    ============   ============    ============
Shares used in the calculation (denominator)
  Weighted average shares outstanding               37,770,736      15,043,364     35,929,210      12,450,308
  Effect of dilutive stock options and warrants             --         379,589             --         379,589
                                                  ------------    ------------   ------------    ------------
                                                    37,770,736      15,422,953     35,929,210      12,829,897
                                                  ============    ============   ============    ============


Outstanding stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net loss per share in 2001, because to do so would have been antidilutive, are 657,517 shares.