Form 10-Q/A
period 2000-12-31
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

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

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2001, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $25,000 for the three months and $175,000 for the nine months ended December 31, 2000. In addition, the Company corrected certain errors made in compiling the condensed consolidated financial statements for the three and nine months ended December 31, 2000, which were discovered and corrected in the quarter and fiscal year ended March 31, 2001. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and nine months ended December 31, 2000, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

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

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.............................................   1

     ITEM 1.  FINANCIAL STATEMENTS.........................................   1

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................   1

     FORWARD-LOOKING STATEMENTS............................................   1

     RESULTS OF OPERATIONS.................................................   2

     LIQUIDITY AND CAPITAL RESOURCES.......................................   3

     NEW ACCOUNTING PRONOUNCEMENTS.........................................   3

     ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......   4

PART II - OTHER INFORMATION................................................   5

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................   5

     ITEM 5.  OTHER INFORMATION............................................   5

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   6

SIGNATURE..................................................................   6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Geographics, Inc. (the "Company" or "Geographics") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the year ended March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $25,000 for the three months and $175,000 for the nine months ended December 31, 2000. In addition, the Company corrected certain errors made in compiling the condensed consolidated financial statements for the three and nine months ended December 31, 2000, which were discovered and corrected in the quarter and fiscal year ended March 31, 2001. The Company has attached to this Report and by this reference incorporated herein the condensed consolidated financial statements consisting of the consolidated balance sheets as of December 31, 2000 (restated and unaudited) and March 31, 2000 , the unaudited consolidated statements of operations for the three and nine months ended December 31 30, 2000 (restated) and 1999, and the unaudited consolidated statements of cash flows for the nine months ended December 31, 2000 (restated) and 1999, together with the notes thereto.


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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 vs. Three Months Ended December 31, 1999

     NET SALES. Net sales increased 23.5% to $10,438,833 for the three months ended December 31, 2000 from $8,453,312 in the quarter ended December 31, 1999. Net sales from new product lines due to the acquisition of Domtar's specialty paper products line and the introduction of GeoFiles were the major factors contributing to the net sales increase of $1,985,521, for the third quarter. New product net sales from Domtar Specialty Paper and GeoFiles were $839,251 and $637,401, respectively. Net sales of domestic and international core paper products were up 11.0% and 24.1%, respectively.

     GROSS MARGIN. Gross margin was $2,215,296 and $2,880,740 for the three months ended December 31, 2000 and 1999, respectively. Gross margin as a percentage of gross sales decreased to 17.9% in the quarter ended December 31, 2000, from 29.4% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher product cost of sales due to product mix, warehouse setup and transportation costs for the consolidation of distribution to the Wisconsin distribution center, an increase in freight-in costs related to GeoFiles, amortization of license fees and other intangibles, royalties on new products, and higher freight and shipping costs related to the Domtar and GeoFiles product lines.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were down 1.3% to $2,435,075 (19.7% of gross sales) during the three months ended December 31, 2000 compared to $2,466,088 (25.2% of gross sales) in the same period in fiscal 2000. Increases in depreciation and amortization $151,303, travel $49,463, audit and legal $88,829, were offset by decreases in advertising and promotion and customer selling allowances.

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


Nine Months Ended December 31, 2000 vs. Nine Months Ended December 31, 1999

     NET SALES. Net sales increased 46.3% to $29,963,243 in the nine months ended December 31, 2000 from $20,475,102 in the nine months ended December 31, 1999. The increase in net sales of $9,488,141 was mainly attributable to new products due to the acquisition of Domtar's specialty paper product line and the introduction of the GeoFiles product line. Domtar Paper net sales of $2,845,136 and GeoFile net sales of $3,913,066 account for 30.0% and 41.2% of the net sales increase, respectively. Net sales of domestic core paper products increased $3,133,316, and international sales decreased $218,597.

     GROSS MARGIN. Gross margin for the nine months ended December 31, 2000 was $6,894,166 compared to $6,404,058 for the nine months ended December 30, 1999. Gross margin as a percentage of gross sales decreased to 19.8% in the nine months ended December 31, 2000, from 27.3% in the same period in fiscal 2000. The lower gross margin percentage is attributable to higher customer program costs, warehouse set-up costs for the distribution center in Wisconsin, increase in freight-in expenses related to GeoFiles, amortization of license fees and other intangibles, royalties on new products, higher shipping and handling costs and a one time air freight charge relating to a special promotion on GeoFiles.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6,865,447 (19.8% of gross sales) during the nine months ended December 31, 2000 from $5,795,896 (24.7% of gross sales) in the same period in fiscal 2000. The increase is primarily attributable to sales volume related increases in commissions $138,313, trade shows $123,199, other selling and marketing expenses $387,334, travel $100,388 and depreciation and amortization $267,544.

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


                           PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Under the provisions of the revolving credit facility with US Bank, the Company is required to maintain a EBIT/Interest ratio of 1.10 to 1 at the end of each fiscal quarter. For the quarter ended December 31, 2000, the Company's EBIT/Interest ratio was .064 to 1.


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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.1 Financial Data Schedule for the quarter ended December 31, 2000.

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

By: /s/ Michael Oakes
    -------------------------------------
    Michael Oakes
    Controller

                                GEOGRAPHICS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000

                                                                             DECEMBER 31, 2000    MARCH 31, 2000
                                                                             -----------------    --------------
                                                                                (UNAUDITED)
                                                                                (RESTATED)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $    975,508        $    360,612
   Accounts receivable
      Trade receivables, net of allowances of $1,221,725 and $1,587,469 at
         December 31 and March 31, 2000, respectively                              7,769,658           6,053,810
Other receivables                                                                     42,894              25,555
Inventories                                                                        9,053,148           5,301,171
Prepaid expenses, deposits, and other current assets                                 847,154             562,244
                                                                                ------------        ------------
      Total current assets                                                        18,688,362          12,303,392

PROPERTY, PLANT AND EQUIPMENT, NET                                                 9,080,993           9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS,NET                               3,013,704             317,170

OTHER ASSETS                                                                         188,894             442,018
                                                                                ------------        ------------
TOTAL ASSETS                                                                    $ 30,971,953        $ 22,367,444
                                                                                ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank overdrafts                                                              $  1,256,712        $    259,551
   Note payable to bank                                                            7,218,886           5,764,627
   Accounts payable                                                                5,578,858           3,699,532
   Accrued liabilities                                                             4,097,890           2,083,523
   Current portion of long-term debt                                                 935,015           1,368,212
                                                                                ------------        ------------
      Total current liabilities                                                   19,087,361          13,175,445

LONG-TERM DEBT                                                                     1,914,274           3,539,926
                                                                                ------------        ------------
      Total liabilities                                                           21,001,635          16,715,371
                                                                                ------------        ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value - 100,000,000 shares authorized, 38,191,676 and 26,965,589 shares issued and outstanding at December 31 and
      March 31, 2000, respectively                                                    38,192              26,966
Additional paid-in capital                                                        26,157,465          20,950,859
Accumulated other comprehensive loss                                                (253,158)           (233,318)
Accumulated deficit                                                              (15,972,181)        (15,092,434)
                                                                                ------------        ------------
      Total stockholders' equity                                                   9,970,318           5,652,073
                                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 30,971,953        $ 22,367,444
                                                                                ============        ============

     See accompanying notes to condensed consolidated financial statements.

                               GEOGRAPHICS, INC
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                 --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
                                                  (RESTATED)                    (RESTATED)
SALES                                            $12,380,639    $ 9,785,327    $34,755,272    $23,461,171
   Returns and Allowances                         (1,941,806)    (1,332,015)    (4,792,029)    (2,986,069)
                                                 -----------    -----------    -----------    -----------
      Net Sales                                   10,438,833      8,453,312     29,963,243     20,475,102

COST OF SALES                                      8,223,537      5,572,572     23,069,077     14,071,044
                                                 -----------    -----------    -----------    -----------
   Gross Margin                                    2,215,296      2,880,740      6,894,166      6,404,058

S.G.& A. EXPENSES                                  2,435,075      2,466,088      6,865,447      5,795,896
                                                 -----------    -----------    -----------    -----------
   Operating Income                                 (219,779)       414,652         28,719        608,162

OTHER INCOME (EXPENSE)
   Interest Expense                                 (324,024)      (266,231)      (918,795)      (687,800)
   Other Income (Expense)                            (15,893)        72,970         10,329        382,641
                                                 -----------    -----------    -----------    -----------
      Total Other Income (Expense)                  (339,917)      (193,261)      (908,466)      (305,159)

NET INCOME (LOSS) BEFORE INCOME TAXES               (559,696)       221,391       (879,747)       303,003

PROVISION FOR INCOME TAXES                                --             --             --             --
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                   (559,696)       221,391       (879,747)       303,003

OTHER COMPREHENSIVE INCOME (LOSS) -
   FOREIGN CURRENCY TRANSLATION                       61,632        (54,103)       (19,840)      (105,407)
                                                 -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                      $  (498,064)   $   167,288    $  (899,587)   $   197,596
                                                 ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE
   Basic                                         $     (0.01)   $      0.01    $     (0.03)   $      0.02
                                                 ===========    ===========    ===========    ===========
   Diluted                                       $     (0.01)   $      0.01    $     (0.03)   $      0.02
                                                 ===========    ===========    ===========    ===========

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
   COMMON AND COMMON EQUIVALENT SHARE
   Basic                                          38,174,682     15,043,364     34,641,522     12,450,308
                                                 ===========    ===========    ===========    ===========
   Diluted                                        38,174,682     15,422,953     34,641,522     12,829,897
                                                 ===========    ===========    ===========    ===========

         See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                           ---------------------------
                                                           DECEMBER 31,   DECEMBER 31,
                                                               2000           1999
                                                           ------------   ------------
                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                        $  (879,747)   $   303,003
Adjustments to reconcile net income (loss) to net
   cash flows used by operating activities
   Depreciation and amortization                             1,522,540        989,450
   Loss on sale/disposal of property and equipment                  --          3,643
   Stock based compensation                                    117,982             --
   Interest on debentures                                       67,000             --
   Revaluation of subsidiary inventories                        99,000
Changes in operating assets and liabilities
   Trade receivables                                        (1,715,848)      (655,128)
   Other receivables                                           (17,339)       136,122
   Inventories                                              (3,850,977)    (1,099,747)
   Prepaid expenses, deposits and other current assets        (284,910)       201,446
   Licenses, trademarks and other intangible assets             30,220             --
   Other assets                                                128,257       (173,234)
   Accounts payable                                          1,879,326        238,153
   Accrued liabilities                                       2,014,367     (1,472,508)
                                                           -----------    -----------
      Net cash flows from operating activities                (890,129)    (1,528,800)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                            (751,418)      (251,541)
   Purchase of certain Innovative Storage Design assets             --       (261,163)
   Proceeds from sales of equipment                                 --          5,000
   Purchase of certain Z International assets                 (100,000)
   Purchase of certain Domtar Consumer Products assets      (3,049,138)
                                                           -----------    -----------
      Net cash flows from investing activities              (3,900,556)      (507,704)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdrafts                      997,161        (91,923)
   Net borrowings on note payable to bank                      454,259        634,280
   Repayment of long-term debt                              (1,058,849)    (2,903,461)
   Proceeds from notes payable to officers and directors     1,000,000        100,000
   Repayment of notes payable to officers and directors     (1,000,000)      (100,000)
   Proceeds from the issuance of common stock                5,032,850      4,951,648
                                                           -----------    -----------
      Net cash flows from financing activities               5,425,421      2,590,544
                                                           -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (19,840)       (41,662)

NET CHANGE IN CASH                                             614,896        512,378
CASH, BEGINNING OF PERIOD                                      360,612        130,967
                                                           -----------    -----------
CASH, END OF PERIOD                                        $   975,508    $   643,345
                                                           ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                $   787,880    $   687,800
                                                           ===========    ===========
   Non-cash financing and investing activities -
      common stock issued for assets                       $       --    $        --
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

NOTE 2- RESTATEMENTS

The Company has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the year ended March 31, 2001, to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $25,000 for the three months and $175,000 for the nine months ended December 31, 2000. The following sets forth the effect of this adjustment, in addition to corrections of certain errors made in compiling the condensed consolidated financial statements for the three and nine months ended December 31, 2000, which were discovered and corrected in the quarter and fiscal year ended March 31, 2001:

                                                                AS PREVIOUSLY                                       AS
                                                                  REPORTED           ADJUSTMENTS                 RESTATED
                                                                -------------       -------------             -------------
AT DECEMBER 31, 2000:
    Inventories                                                    8,709,744             343,404 (1)             9,053,148
    Current assets                                                18,344,958             343,404                18,688,362
    Licenses, Trademarks and Other Intangible Assets               3,188,704            (175,000)(2)             3,013,704
    Total Assets                                                  30,803,549             168,404                30,971,953
    Accrued Liabilities                                            3,377,189             720,701 (3)             4,097,890
    Current Liabilities                                           18,366,660             720,701                19,087,361
    Total Liabilities                                             20,280,934             720,701                21,001,635
    Accumulated Deficit                                          (15,419,884)           (552,297)              (15,972,181)
    Stockholders' Equity                                          10,522,615            (552,297)                9,970,318
    Total Liabilities and Stockholders' Equity                   $30,803,549             168,404               $30,971,953

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000:
    Returns and allowances                                      $ (1,462,024)       $   (479,782)(3)          $ (1,941,806)
    Net sales                                                     10,918,615            (479,782)               10,438,833
    Cost of Sales                                                  8,448,672            (225,135)(1),(2)         8,223,537
    Gross Margin                                                   2,469,943            (254,647)                2,215,296
    S,G & A Expenses                                               2,287,425             147,650 (3)             2,435,075
    Operating Income (Loss)                                          182,518            (402,297)                 (219,779)
    Income (Loss) Before Taxes                                      (157,399)           (402,297)                 (559,696)
    Net Income (Loss)                                           $   (157,399)       $   (402,297)             $   (559,696)
    Net Income (Loss) Per Share                                 $         --        $      (0.01)             $      (0.01)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2000:
    Returns and allowances                                      $ (4,312,247)       $   (479,782)(3)          $ (4,792,029)
    Net sales                                                     30,443,025            (479,782)               29,963,243
    Cost of Sales                                                 23,144,212             (75,135)(1),(2)        23,069,077
    Gross Margin                                                   7,298,813            (404,647)                6,894,166
    S,G & A Expenses                                               6,717,797             147,650 (3)             6,865,447
    Operating Income (Loss)                                          581,016            (552,297)                   28,719
    Income (Loss) Before Taxes                                      (327,450)           (552,297)                 (879,747)
    Net Income (Loss)                                           $   (327,450)       $   (552,297)             $   (879,747)
    Net Income (Loss) Per Share                                 $      (0.01)       $      (0.02)             $      (0.03)

(1)  Correction of error in duplicate recording of inventory.
(2) Change in useful life of Domtar license and other intangibles to 6 years from 15 years.
(3)  Correction of error in recording customer program allowances.

NOTE 3- INVENTORIES

     Inventories at December 31, 2000 and March 31, 2000 consisted of the following:

                                                December 31,           March 31,
                                                    2000                 2000
                                                ------------          ----------
                                                 (Restated)
Raw materials                                    $  844,490           $  619,463
Work-in-process                                   1,033,917            1,096,799
Finished goods                                    7,174,741            3,584,909
                                                 ----------           ----------
                                                 $9,053,148           $5,301,171
                                                 ==========           ==========


NOTE 4- ASSET ACQUISITION AND COMMITMENTS

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


NOTE 5- NET SALES BY PRODUCT CATEGORY

     The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    December 31,                December 31,
                                             -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
                                              (Restated)                  (Restated)

Designer Stationeries and Specialty Papers   $ 9,801,432   $ 7,800,887   $26,050,177   $19,822,677
Plastic Filing and Storage Cabinets              637,401       652,425     3,913,066       652,425
                                             -----------   -----------   -----------   -----------
                                             $10,438,833   $ 8,453,312   $29,963,243   $20,475,102
                                             ===========   ===========   ===========   ===========

NOTE 6- NET INCOME (LOSS) PER SHARE

     The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                        Three Months Ended              Nine Months Ended
                                                           December 31,                   December 31,
                                                   ----------------------------   ----------------------------
                                                       2000            1999           2000            1999
                                                   ------------    ------------   ------------    ------------
                                                        (Restated)                         (Restated)
Net income (loss) (numerator)                      $   (559,696)   $    221,391   $   (879,747)   $    303,003

Shares used in the calculation (denominator)
   Weighted average shares outstanding               38,174,682      15,043,364     34,641,522      12,450,308
   Effect of dilutive stock options and warrants             --         379,589             --         379,589
                                                   ------------    ------------   ------------    ------------
                                                     38,174,682      15,422,953     34,641,522      12,829,897
                                                     ==========      ==========     ==========      ==========


Outstanding stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share in 2001 and 2000, because to do so would have been antidilutive, were 3,405,000 and 1,565,411 shares, respectively.


NOTE 7- PAR VALUE OF COMMON STOCK

     In conjunction with the October 16, 2000 reincorporation in the state of Delaware, the Company's common stock was changed from a no par value to a par value of $.001 per share. Accordingly, the reported values of common stock and additional paid-in capital at December 31, 2000 and March 31, 2000 have been reclassified to reflect a par value of $.001 per share of common stock.