Form 10-K/A
period 2001-03-31
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2001
                                       OR
     | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES Exchange ACT OF 1934
                  For the Transition Period from _____ to _____

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

Indicate by checkmark if disclosure of delinquent                      |  |
filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

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

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, increasing the net loss for the year by $250,000. This amendment includes in Item 1 such restated condensed consolidated financial statements for the twelve months ended March 31, 2001, and other information relating to such restated consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27, no other information included in the original report on Form 10-K is amended by this amendment. The following sections of the original report on Form 10-K are amended: Item 1, "Sales by Product Category" and "Risk Factors"; Item 6 "Selected Consolidated Financial Data"; Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"; Item 8 "Financial Statements" and "Supplementary Data:
Selected Quarterly Financial Data -- Unaudited"; Item 14 "Financial Statements."

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

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................16

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................................................17

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........18

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...................................22

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................25

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........26

PART III ...................................................................................................... 26

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................26

         ITEM 11.  EXECUTIVE COMPENSATION.......................................................................28

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................29

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................31

PART IV  .......................................................................................................31

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................31

SIGNATURES......................................................................................................36


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

                          AS A PERCENTAGE OF NET SALES

         CLASS OF PRODUCT

                                                                                          FISCAL YEAR
                                                                                          -----------
                                                                         2001                2000                1999
                                                                         ----                ----                ----
         Designer stationery and specialty papers                         87%                 97%                 96%
         Plastic filing and storage cabinets                              13%                  3%                  0%
         Lettering, signage, stencil and graphic art                       0%                  0%                  4%
         products (1)

                        NET SALES STATED IN U.S. DOLLARS

         CLASS OF PRODUCT

                                                                                          FISCAL YEAR
                                                                                          -----------
                                                                         2001                2000             1999
                                                                         ----                ----             ----
         Designer stationery and specialty papers                    $31,640,877         $26,463,998       $20,055,014
         Plastic filing and storage cabinets                          $4,961,188            $790,784                $0
         Lettering, signage, stencil and graphic art                          $0                  $0          $752,000
         products (1)

(1)      Related to discontinued operations

                     NET SALES/ASSETS BY GEOGRAPHIC LOCATION

         Financial information relating to foreign and domestic operations and export sales is as follows:

         REGION                                                                    FISCAL YEAR
         ------                                                                    -----------
                                                                     2001             2000             1999 (1)
                                                              ---------------     --------------   ----------------
        Net sales to domestic and foreign customers               (Restated)
          North America                                       $    33,673,253     $   23,602,805   $     16,488,463
          United Kingdom                                            1,528,235          2,152,093          1,021,474
          Other European Countries                                          -                  -          1,054,000
          Australia                                                 1,400,576          1,499,884          1,491,077
                                                              ---------------     --------------   ----------------
              Total                                           $    36,602,065     $   27,254,782   $     20,055,014
                                                              ===============     ==============   ================
        Operating profit (loss)
          North America                                       $    (3,610,736)    $      937,632   $     (2,581,464)
          United Kingdom                                             (476,487)          (344,869)          (550,609)
          Australia                                                     6,742             87,378            (34,090)
                                                              ---------------     --------------   ----------------
              Total                                           $    (4,080,481)    $      680,141   $     (3,166,163)
                                                              ===============     ==============   ================

        Property, Plant and Equipment
          United States                                       $     8,855,324     $    9,125,809   $      9,778,864
          United Kingdom                                               39,938            126,159            108,793
          Australia                                                    81,973             52,896             57,977
                                                              ---------------     --------------   ----------------
              Total                                           $     9,007,234     $    9,304,864   $      9,945,634
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

  LACK OF PROFITABILITY; FINANCIAL WEAKNESSES; ABILITY TO CONTINUE AS A GOING CONCERN

  The Company incurred a net loss of $5,256,834 in fiscal year 2001 and has a working capital deficiency of $4,992,359 and an accumulated deficit of $20,349,268 at March 31, 2001. For fiscal year 2001, the Company's independent auditor has included an explanatory paragraph is its audit report, regarding the Company's ability to continue as a going concern. Among the factors cited by the auditor that raised substantial doubt as to the Company's ability to continue as a going concern, are the Company's net loss for fiscal year 2001, working capital deficiency and accumulated deficit at March 31, 2001. In order for the Company to continue as a going concern it must achieve profitability or obtain adequate financing to fund its obligations as they become due.

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

         Customer Concentrations (continued)

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

         Dependence on Key Vendors (continued)

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

                              YEARS ENDED MARCH 31,
                          STATEMENT OF OPERATIONS DATA

                                          2001               2000              1999               1998                1997
                                          ----               ----              ----               ----                ----
                                       (Restated)
         Net Sales                    $ 36,602,065       $ 27,254,782      $ 20,055,014       $ 22,015,900       $ 14,028,746
         Gross margin                    5,406,272          8,256,070         8,123,917            980,761         (2,493,490)
         Income (loss) from             (4,080,481)           680,141        (3,166,163)        (8,089,245)        (7,598,804)
         operations
         Net income (loss)            $ (5,256,834)      $    236,153      $    979,074       $ (8,727,144)      $ (7,950,301)
         Net income (loss) per        $      (0.15)      $       0.01      $       0.10       $      (0.91)      $      (0.85)
         share Diluted
         Weighted average shares        35,283,729         20,599,160         9,857,252          9,626,335          9,322,278
         outstanding used in
         computing diluted share
         data
         SUPPLEMENTAL OPERATING       $ (2,064,497)      $  2,492,988      $  5,055,625       $ (5,464,219)      $ (6,226,512)
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

                                    MARCH 31,

                               BALANCE SHEET DATA

                                       2001              2000               1999               1998               1997
                                       ----              ----               ----               ----               ----
                                   (Restated)
          Working capital        $ (4,992,359)      $   (872,053)      $ (6,253,495)      $ (8,872,651)      $    401,550
          Total assets             27,085,496         22,367,444         18,139,989         25,325,764         30,245,701
          Long-term                 1,628,908          3,539,926          3,776,432          4,853,254          4,322,371
          obligations, less
          current portion
          Stockholders'             5,460,856          5,652,073            283,208           (504,744)         7,917,023
          equity


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Companyhas determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in an increase in the previously reported cost of sales and net loss for the year by $250,000. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

         RESULTS OF OPERATIONS

                                                                             Years Ended March 31,
                                                                             ---------------------
          The following table sets forth the percentages  which          2001          2000          1999
          the items in the  Company's  consolidated  statements       ----------     -------       -------
          of  operations  bear to net  sales  for  the  periods       (Restated)
          indicated:                                                  ----------

          Net sales                                                     100.0%        100.0%        100.0%

          Cost of sales                                                  85.3          69.7          59.5

          Gross margin                                                   14.6          30.3          40.5

          Selling, general and administrative expenses                   25.9          27.8          56.3

          Income (loss) from operations                                 (11.3)          2.5         (15.8)



          Interest expense                                               (3.1)         (3.4)         (6.1)

          Other income (expense), excluding interest expense             (0.1)          1.8          (0.5)

          Net Income (loss) from continuing operations                  (14.5)          0.9         (22.3)

          Income from and gain on sale of discontinued                     --            --          27.2
          operations

          Net income (loss)                                             (14.5)%         0.9%          4.9%

         FISCAL 2001 COMPARED TO FISCAL 2000

              NET SALES. Net sales increased 34.3% to $36,602,065 in fiscal 2001 fr om $27,254,782 in fiscal 2000. The increase was primarily attributable to new products associated with the acquisition of Domtar's specialty paper product line and the introduction of the GeoFiles product line. Of the $9.3 million increase, products acquired from Domtar contributed approximately $3.6 million, and the GeoFile line contributed approximately $4.2 million. Store closures at two major retailers coupled with customer efforts to reduce inventories yielded a slower sales growth pace than experienced in previous years. Management expects to experience continued sales growth in the Company's specialty papers product lines through general volume increases, the introduction of new products and price increases on existing products. As a result of the Company's decreased emphasis on the GeoFile line, management anticipates that sales of GeoFiles will decline in the future. However management expects an improvement in the gross margin of this line due to the establishment of the direct supply agreement for GeoFile products.

         GROSS MARGIN. Cost of sales includes product manufacturing costs, occupancy and distribution costs. Gross margin decreased $2,849,798 to $5,406,272 (14.8% of net sales) from $8,256,070 (30.3% of net sales)
         fiscal year 2001 compared to fiscal year 2000. The lower gross margin is primarily attributable to higher customer program costs, warehouse set-up costs associated with the Waukesha, Wisconsin facility, freight-in expenses for GeoFiles, amortization of license fees and other intangibles, royalties on new products, higher shipping and handling costs, and a one-time air freight charge relating to a special promotion on GeoFiles.

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

         INCOME (LOSS) FROM OPERATIONS. The Company recorded a loss from operations in fiscal 2001 of $(4,080,481) compared to income from operations of $680,141 during fiscal 2000. The decline was primarily the result of the decline in gross margins described above.

         OTHER INCOME (EXPENSE). Other income (expense), other than interest expense, for fiscal 2001 amounted to $(32,575) compared to income of $483,330 in fiscal 2000, which was primarily derived from favorable settlements with trade vendors. Exchange losses associated primarily with operations in Australia also contributed to the unfavorable change.

         Fiscal 2001 Compared To Fiscal 2000 (continued)

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

         NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The net loss from continuing operations was $(5,256,834) ((14.4)% of net sales) in fiscal 2001 compared to net income of $236,153 (0.9% of net sales) in fiscal 2000. The decline is primarily the result of costs incurred relating to the GeoFile product line, freight, consolidation of warehouses, and gross margin erosion described above.

         INCOME TAX PROVISION (BENEFIT). An income tax benefit related to the Company's net loss for fiscal year 2001 has not been recorded as realization of such is not considered more likely than not.

         NET INCOME (LOSS). Net Loss of $(5,256,834) ((14.4)% of net sales) in fiscal year 2001 compares unfavorably to net income of $236,153 (0.9% of net sales) in fiscal year 2000, for the reasons discussed above.

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

         Fiscal Year 2000 Compared To Fiscal Year 1999 (continued)

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

         LIQUIDITY AND CAPITAL RESOURCES

         As a result of the addition of product lines from the Consumer Products Business of the Communication Papers Division of Domtar, Inc. of Canada, and from the Z-GRAFIX(R) brand image paper from Kansas City, Missouri based Z-International, Inc., and the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility, and closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During fiscal 2001, operating losses totaled $(4,080,481), and the Company experienced negative operating cash flows of $(353,714).

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

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FINANCIAL STATEMENTS

         The following consolidated financial statements of Geographics, Inc. are incorporated into this Item 8 by reference to another section of this Report as follows:

         (a)      Independent Auditors' Reports                                                                   F-2
         (b)      Consolidated Balance Sheets as of March 31, 2001 (Restated) and 2000                            F-5
         (c)      Consolidated Statements of Operations for the years ended March 31, 2001 (Restated),            F-6
                  2000 and 1999
         (d)      Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for             F-7
                  the years ended March 31, 2001 (Restated), 2000 and 1999
         (e)      Consolidated Statements of Cash Flows for the years ended March 31, 2001 (Restated),            F-8
                  2000 and 1999
         (f)      Notes to Consolidated Financial Statements                                                      F-9
         (g)      Schedule II -- Valuation and Qualifying Accounts                                                S-1

        SUPPLEMENTARY DATA: SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The Company has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for the year ended March 31, 2001 to (1) adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, (2) to correct certain errors made in compiling the condensed consolidated financial statements for the three and nine months ended December 31, 2000, which were discovered and corrected in the quarter and fiscal year ended March 31, 2001, and (3) to correct the classification of certain expenses from S,G&A expenses to cost of sales for the three months ended June 30, 2000. The following table summarizes the restated unaudited condensed consolidated financial information for each of the fiscal quarters of 2001 and 2000.


                                                                Three Months Ended
                                                                ------------------
                            June 30,                September 30,                December 31,                   March 31,
                            --------                -------------                ------------                   ---------
                       2000         1999          2000          1999          2000           1999          2001          2000
                       ----         ----          ----          ----          ----           ----          ----          ----
                    (Restated)                 (Restated)                  (Restated)                   (Restated)
                    ----------                 ----------                  ----------                   ----------
Net Sales           $9,204,674   $4,986,364    $10,319,736    $7,035,426   $10,438,833    $8,453,312   $ 6,638,822    $6,779,678
                    ============================================================================================================


Gross Margin        $2,509,995   $1,489,995    $ 2,168,873    $2,033,323   $ 2,215,296    $2,880,740   $(1,487,895)   $1,852,010
                    ============================================================================================================

Net Income/(Loss)   $  259,213   $   (4,281)   $  (579,264)   $   85,893   $  (559,696)   $  221,391   $(4,377,087)   $  (66,850)
                    ============================================================================================================

Net income (loss) per common and common equivalent share:

   - Basic          $     0.01   $    (0.00)   $     (0.02)   $     0.01   $     (0.01)   $     0.01   $     (0.13)   $    (0.00)
                    ============================================================================================================
  - Diluted         $     0.01   $    (0.00)   $     (0.02)   $     0.01   $     (0.01)   $     0.01   $     (0.13)   $    (0.00)
                    ============================================================================================================

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

         Brian P. Sullivan. Mr. Sullivan is the Company's Executive Vice President and Chief Operating Officer -- Paper Products, a position he has held since April 2000. Previously, Mr. Sullivan served as the Vice President and General Manager, Consumer Products Division, of Domtar Papers, a division of Domtar, Inc., the seventh largest North American forest products company, from 1997 until joining the Company in March of 2000. Prior to 1997, Mr. Sullivan was employed by Rolodex Corporation, an office products company, as the Vice President of Sales.

         Brad D. Hall. Mr. Hall is the Company's Vice President of Marketing. Mr. Hall holds a BA degree in Foreign Languages from Portland State University, and an MBA in Marketing and International Business from Syracuse University. Following his studies, Mr. Hall joined the consulting firm of ChaseDesign, as Project Manager, Planning and Research. In 1991, he joined Keith Clark as Business Development Manager. After a brief time as Product Manager for the Globe-Weis brand of products for ATAPCO Office Products, in 1996, Mr. Hall joined Samsonite in Denver, Colorado and became Director of Marketing -- New Business. In 1998, Mr. Hall joined SteelWorks, Inc. as Vice President of Marketing.

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

                                                                                         LONG TERM COMPENSATION
                                                          ANNUAL COMPENSATION                   AWARDS
                                                  ------------------------------------          ------
                                     YEAR
      NAME AND PRINCIPAL             ENDED                                OTHER ANNUAL   SECURITIES UNDERLYING
          POSITION                 MARCH 31       SALARY       BONUS      COMPENSATION          OPTIONS
          --------                 --------       ------       -----      ------------          -------
James L. Dorman,                     2001        $169,998        --                --         1,050,000
President, Chairman and CEO          2000         $72,520        --                --           800,000
                                     1999              --        --                --                --

Brian P. Sullivan                    2001        $138,470        --                --                --
Executive Vice President and
Chief Operating Officer -
Paper Products                       2000              --        --                --                --
                                     1999              --        --                --                --

                        OPTION GRANTS IN FISCAL YEAR 2001


                                                                                      POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF                                              ASSUMED ANNUAL RATES OF
                                  SECURITIES                                          STOCK PRICE APPRECIATION FOR
                                  UNDERLYING      EXERCISE OR                                  OPTION TERM
                                   OPTION          BASE PRICE                           --------------------------
NAME                             GRANTED (#)        ($/SH)        EXPIRATION DATE          5%              10%
----                             -----------        ------        ---------------          --              ---
James L. Dorman                    250,000           $0.45            6/20/10           $82,967          $198,749

Brian P. Sullivan                  250,000           $0.40            6/20/10           $95,467          $211,249


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         1.       FINANCIAL STATEMENTS

                           (i)      Independent Auditors' Reports

                           (ii) Consolidated Balance Sheets as of March 31, 2001 (Restated) and 2000

                           (iii) Consolidated Statements of Operations for the years ended March 31, 2001 (Restated), 2000 and 1999

                           (iv) Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2001 (Restated), 2000 and 1999

                           (v) Consolidated Statements of Cash Flows for the years ended March 31, 2001 (Restated), 2000 and 1999

                           (vi)     Notes to Consolidated Financial Statements

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

         10.20                      $100,000 subordinated note from Geographics.
                                    Inc. to James L. Dorman dated April 27,
                                    2001.

         10.21                      $50,000 subordinated note from Geographics.
                                    Inc. to William T. Graham dated April 27,
                                    2001.

         10.22                      $100,000 subordinated note from Geographics.
                                    Inc. to Jack Stein dated April 27, 2001.

         10.23                      $50,000 subordinated note from Geographics.
                                    Inc. to Roger R. Mayer dated April 27, 2001.

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

         GEOGRAPHICS, INC.

By:      /s/ James L. Dorman
         ----------------------------------
         James L. Dorman
         President, Chief Executive Officer
         and Chairman of the Board

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



         /s/ James L. Dorman                            March   , 2002
         ---------------------------------------
         James L. Dorman
         President, Chief Executive Officer
         and Chairman of the Board



         /s/ William T. Graham                          March   , 2002
         ---------------------------------------
         William T. Graham
         Director



         /s/ C. Joseph Barnette                         March   , 2002
         ---------------------------------------
         C. Joseph Barnette
         Director



         /s/ Roger R. Mayer                             March   , 2002
         ---------------------------------------
         Roger R. Mayer
         Director

         /s/ Jack Stein                                      March   , 2002
         --------------------------------------------
         Jack Stein
         Director


         /s/ Michael Oakes                                   March   , 2002
         --------------------------------------------
                  Michael Oakes
                  Controller

                                                               GEOGRAPHICS, INC.
                                                               TABLE OF CONTENTS
                                                   MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                         PAGE



INDEPENDENT AUDITORS' REPORTS.............................................F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets.........................................................F-5

   Statements of Operations...............................................F-6

   Statement of Stockholders' Equity and Comprehensive Income (Loss)......F-7

   Statements of Cash Flows...............................................F-8

   Notes to Financial Statements..........................................F-9

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

As discussed in note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended March 31, 2001 to change the useful life of the Domtar licanse and other intangibles from fifteen years to six years, resulting in an increase in net loss of $250,000.

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


/s/ KPMG LLP

June 28, 2001, except as to note 3, which is as of March 1, 2002
Seattle, Washington

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


/S/ Moss Adams LLP



Bellingham, Washington
May 7, 1999

                                                               GEOGRAPHICS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                         MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                      ASSETS

                                                                                    2001            2000
                                                                                ------------    ------------
                                                                                 (Restated)

CURRENT ASSETS
    Cash and cash equivalents                                                   $    421,049    $    360,612
    Accounts receivable
       Trade receivables, net of allowance for doubtful
          accounts, sales returns and cash discounts of
          $1,041,696 and $1,587,469 in 2001 and 2000, respectively                 7,188,772       6,053,810
       Other receivables                                                             155,281          25,555
    Inventories                                                                    6,634,321       5,301,171
    Prepaid expenses, deposits, and other current assets                             603,950         562,244
                                                                                ------------    ------------
          Total current assets                                                    15,003,373      12,303,392

PROPERTY, PLANT AND EQUIPMENT, net                                                 9,007,234       9,304,864

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net of
    accumulated amortization of $710,327 and $101,300 in 2001 and
       2000, respectively                                                          2,876,512         317,170

OTHER ASSETS                                                                         198,377         442,018
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $ 27,085,496    $ 22,367,444
                                                                                ============    ============




                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                                             $    975,489    $    259,551
    Note payable to bank                                                           8,406,861       5,764,627
    Accounts payable                                                               5,401,482       3,699,532
    Accrued liabilities                                                            4,237,110       2,083,523
    Current portion of long-term debt                                                974,790       1,368,212
                                                                                ------------    ------------
          Total current liabilities                                               19,995,732      13,175,445

LONG-TERM DEBT                                                                     1,628,908       3,539,926
                                                                                ------------    ------------
          Total liabilities                                                       21,624,640      16,715,371
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value - 100,000,000 shares authorized; 38,191,676 and 26,965,589 shares issued and outstanding in
       2001 and 2000, respectively                                                    38,192          26,966
    Additional paid-in capital                                                    26,190,460      20,950,859
    Accumulated other comprehensive income (loss)                                   (418,528)       (233,318)
    Accumulated deficit                                                          (20,349,268)    (15,092,434)
                                                                                ------------    ------------
          Total stockholders' equity                                               5,460,856       5,652,073
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,085,496    $ 22,367,444
                                                                                ============    ============



COMMITMENTS, CONTINGENCIES AND
SUBSEQUENT EVENT

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               GEOGRAPHICS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
                                                                                (Restated)
SALES
    Sales                                                                      $ 43,148,879    $ 32,019,946    $ 23,127,452
    Less sales returns and allowances                                             6,546,814       4,765,164       3,072,438
                                                                               ------------    ------------    ------------
          Net sales                                                              36,602,065      27,254,782      20,055,014

COST OF SALES                                                                    31,195,793      18,998,712      11,931,097
                                                                               ------------    ------------    ------------

       Gross margin                                                               5,406,272       8,256,070       8,123,917

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      9,486,753       7,575,929      11,290,080
                                                                               ------------    ------------    ------------
       Income (loss) from operations                                             (4,080,481)        680,141      (3,166,163)
                                                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Other income (expense)                                                          (34,294)        484,792          31,291
    Gain (Loss) on sales of property and equipment                                    1,718          (1,462)       (126,121)
    Interest expense                                                             (1,143,777)       (927,318)     (1,220,695)
                                                                               ------------    ------------    ------------
       Total other income (expense)                                              (1,176,353)       (443,988)     (1,315,525)
                                                                               ------------    ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                     (5,256,834)        236,153      (4,481,688)

DISCONTINUED OPERATIONS
    Income from operations of Core Business                                              --              --         110,476
    Gain on disposal of Core Business, net of
       alternative minimum tax of $50,000                                                --              --       5,350,286
                                                                               ------------    ------------    ------------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                           --              --       5,460,762
                                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                                              $ (5,256,834)   $    236,153    $    979,074
                                                                               ============    ============    ============



BASIC INCOME (LOSS) PER SHARE
    Income (Loss) from continuing operations                                   $      (0.15)   $       0.01    $      (0.45)
    Discontinued operations                                                              --              --            0.55
                                                                               ------------    ------------    ------------
    Net income (loss)                                                          $      (0.15)   $       0.01    $       0.10
                                                                               ============    ============    ============



DILUTED INCOME (LOSS) PER SHARE
    Income (Loss) from continuing operations                                   $      (0.15)   $       0.01    $      (0.45)
    Discontinued operations                                                              --              --            0.55
                                                                               ------------    ------------    ------------
                                                                                                                       0.55
    Net income (loss)                                                          $      (0.15)   $       0.01    $       0.10
                                                                               ============    ============    ============



SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE
    Basic                                                                        35,283,729      19,442,115       9,857,252
                                                                               ============    ============    ============
    Diluted                                                                      35,283,729      20,599,160       9,857,252
                                                                               ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               GEOGRAPHICS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                              Retained
                                                      Common stock            Additional      Earnings
                                                 ------------------------       paid-in     (Accumulated
                                                   Shares        Amount         Capital       Deficit)
                                                 ---------    ------------   ------------   ------------
BALANCE, March 31, 1998                          9,857,252    $      9,857   $ 15,759,161   $(16,307,661)
                                                ==========    ============   ============   ============

Comprehensive income
    Net income                                          --              --             --        979,074
    Foreign currency translation adjustment             --              --             --             --

    Comprehensive income                                --              --             --             --
                                                ----------    ------------   ------------   ------------
BALANCE, March 31, 1999                          9,857,252    $      9,857   $ 15,759,161   $(15,328,587)
                                                ==========    ============   ============   ============
Comprehensive income
    Net income                                          --              --             --        236,153
    Foreign currency translation adjustment             --              --             --             --

    Comprehensive income
Stock-based compensation                                --              --        132,944             --
Issuance of common stock                        17,108,337          17,109      5,058,754             --
                                                ----------    ------------   ------------   ------------
BALANCE, March 31, 2000                         26,965,589    $     26,966   $ 20,950,859   $(15,092,434)
                                                ==========    ============   ============   ============
Comprehensive income (loss)
    Net income (loss) (restated)                        --              --             --     (5,256,834)
    Foreign currency translation adjustment             --              --             --             --

    Comprehensive income (loss) (restated)
Stock-based compensation                                --              --        217,976             --
Issuance of common stock                        11,226,087          11,226      5,021,625             --
                                                ----------    ------------   ------------   ------------
BALANCE, March 31, 2001                         38,191,676    $     38,192   $ 26,190,460   $(20,349,268)
                                                ==========    ============   ============   ============

                                                 Accumulated
                                                    Other            Total          Total
                                                Comprehensive   Stockholders'    Comprehensive
                                                Income (Loss)       Equity       Income (Loss)
                                                -------------   -------------   --------------
BALANCE, March 31, 1998                         $     33,899    $   (504,744)
                                                ============    ============


Comprehensive income
    Net income                                            --         979,074    $    979,074
    Foreign currency translation adjustment         (191,122)       (191,122)       (191,122)
                                                                                ------------
    Comprehensive income                                  --              --    $    787,952
                                                ------------    -----------Y-    ============
BALANCE, March 31, 1999                         $   (157,223)   $    283,208
                                                ============    ============
Comprehensive income
    Net income                                                       236,153    $    236,153
    Foreign currency translation adjustment          (76,095)        (76,095)        (76,095)
                                                                                ------------
    Comprehensive income                                                        $    160,058
                                                                                ============
Stock-based compensation                                  --         132,944
Issuance of common stock                                  --       5,075,863
                                                ------------    ------------
BALANCE, March 31, 2000                         $   (233,318)   $  5,652,073
                                                ============    ============
Comprehensive income (loss)
    Net income (loss) (restated)                                  (5,256,834)   $ (5,256,834)
    Foreign currency translation adjustment         (185,210)       (185,210)       (185,210)
                                                                                ------------
    Comprehensive income (loss) (restated)                                      $ (5,442,044)
                                                                                ============
Stock-based compensation                                  --         217,976
Issuance of common stock                                  --       5,032,851
                                                ------------    ------------
BALANCE, March 31, 2001                         $   (418,528)   $  5,460,856
                                                ============    ============

           See accompanying notes to consolidated financial statements

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                 2001          2000            1999
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                           (RESTATED)
    Net income (loss)                                        $(5,256,834)  $   236,153    $   979,074
    Adjustments to reconcile net income (loss)  to net
    cash flows provided by (used in) operating activities
       Depreciation and amortization                           2,048,560      1,329,517      2,855,906
       Gain on sale of Core business                                  --             --     (5,350,286)
       Disposal of property and equipment                         (1,718)         1,462        126,121
       Stock-based compensation                                  150,976        132,944             --

       Interest on debentures                                     67,000             --             --
       Inventory valuation adjustment                            844,428             --             --
    Changes in  operating assets and liabilities
       Trade receivables                                      (1,134,962)    (3,005,055)     1,096,906
       Other receivables                                        (129,727)       235,536       (113,041)
       Inventories                                              (408,544)    (1,768,487)     2,395,474
       Prepaid expenses, deposits and other current assets       (41,705)       291,113       (122,050)
       Accounts payable                                        1,341,886        738,453       (324,388)
       Accrued liabilities                                     2,166,926       (812,809)       157,412
                                                             -----------    -----------    -----------
          Net cash flows from operating activities              (353,714)    (2,621,173)     1,701,128
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of Core business                           --             --      6,448,073
    Purchase of plant and equipment                           (1,104,341)      (444,479)      (308,980)
    Purchase of certain Innovative Storage Design assets              --        (60,883)            --
    Proceeds from sales of equipment                              65,456         14,355             --
    Other assets                                                  98,322       (391,687)       (27,458)
    Purchase of  certain Z International assets                 (100,000)            --             --
    Purchase of certain Domtar Consumer Products assets       (4,606,924)            --             --
                                                             -----------    -----------    -----------
       Net cash flows from investing activities               (5,647,487)      (882,694)     6,111,635
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in (repayment of) bank overdrafts                   715,938          6,126        (48,291)
    Net borrowings (repayment of) on note payable to bank      2,642,234      1,867,715     (6,403,896)
    Repayment of long-term debt                               (2,304,440)    (2,940,895)    (1,354,565)
    Proceeds from notes payable to officers and directors      1,000,000             --             --
    Repayments of notes payable to officer and directors      (1,000,000)            --             --
    Proceeds from issuance of common stock                     5,032,851      4,875,583             --
                                                             -----------    -----------    -----------
       Net cash flows from financing activities                6,086,583      3,808,529     (7,806,752)
                                                             -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (24,945)       (75,017)      (191,122)
                                                             -----------    -----------    -----------
NET CHANGE IN CASH                                                60,437        229,645       (185,111)

CASH, beginning of year                                          360,612        130,967        316,078
                                                             -----------    -----------    -----------

CASH, end of year                                            $   421,049    $   360,612    $   130,967
                                                             ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                   $ 1,138,929    $   875,272    $ 1,044,421
                                                             ===========    ===========    ===========
    Non-cash financing and investing activities -
       Acquisition of fully reserved Domtar Inventory        $   223,354    $        --    $        --
                                                             ===========    ===========    ===========
       Acquisition of Z-International inventory for credit   $   360,063    $        --    $        --
                                                             ===========    ===========    ===========
       Common stock issued for assets                        $        --    $   200,280    $        --
                                                             ===========    ===========    ===========
       Financing obtained in acquisition of equipment        $        --    $   135,982    $        --
                                                             ===========    ===========    ===========



See accompanying notes to consolidated financial statements

                                                               GEOGRAPHICS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS

        Geographics, Inc. (the "Company") is a Delaware corporation with its offices and main manufacturing and distribution facilities located in Blaine, Washington. The Company also has sales, warehousing and distribution facilities near Sydney, Australia, and Waukesha, Wisconsin. The Company is a manufacturer of designer stationery, value-added papers and ready-to-assemble filing and storage systems. (See Note 5 regarding the sale of certain business operations and product line acquisitions.)


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

        LICENSES, TRADEMARKS, AND OTHER INTANGIBLE ASSETS - Licenses, trademarks and other intangible assets are stated at historical cost. Amortization is provided on a straight-line basis based on a useful life of six years.

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

NOTE 3 - RESTATEMENT AND CHANGE IN ACCOUNTING POLICY

        The Company has determined to restate its annual consolidated financial statements for the year ended March 31, 2001 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years. The following sets forth the effect of this adjustment:

                                                               AS PREVIOUSLY                                    AS
                                                                  REPORTED             ADJUSTMENT            RESTATED
                                                                  --------             ----------            --------
At March 31, 2001:

        Licenses, Trademarks and Other Intangible Assets        $  3,126,512         $   (250,000)        $  2,876,512

       Total Assets                                               27,335,496             (250,000)          27,085,496

       Accumulated Deficit                                       (20,099,268)            (250,000)         (20,349,268)

       Stockholders' Equity                                        5,710,856             (250,000)           5,460,856

        Total Liabilities and Stockholders' Equity              $ 27,335,496         $   (250,000)        $ 27,085,496

FOR THE TWELVE MONTHS ENDED MARCH 31, 2001:

        Cost of Sales                                           $ 30,945,793         $    250,000         $ 31,195,793

       Gross Margin                                                5,656,272             (250,000)           5,406,272

       Income (Loss) From Continuing Operations                   (5,006,834)            (250,000)          (5,256,834)

       Net Income (Loss)                                        $ (5,006,834)        $   (250,000)        $ (5,256,834)

        Net Income (Loss) Per Share                             $      (0.14)        $      (0.01)        $      (0.15)



NOTE 4 - GOING CONCERN

       The Company's consolidated financial statements have been prepared assuming the company will continue as a going concern.


       The Company incurred a net loss of $5,256,834 in fiscal year 2001, has a working capital deficiency of $4,992,359 and an accumulated deficit of $20,349,268 at March 31, 2001. In order for the Company to continue as a going concern it must achieve profitability or obtain adequate financing to fund its obligations as they become due.


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

NOTE 5 - ACQUISITIONS AND DIVESTITURE

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

       Summarized results of operations for the Core Business for the year ended March 31,1999 are as follows:

                                                    1999
                                                  --------
       Net sales                                  $751,539
                                                  ========
       Income from operations                     $139,035
                                                  ========
       Income from discontinued operations        $110,476
                                                  ========

NOTE 6 - INVENTORIES

         Inventories consisted of the following at March 31:

                                                    2001              2000
                                                 ----------        ----------
       Raw materials                             $  809,794        $  619,463
       Work-in-progress                           1,121,778         1,096,799
       Finished goods                             4,702,749         3,584,909
                                                 ----------        ----------
                                                 $6,634,321        $5,301,171
                                                 ==========        ==========

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

       As of March 31, 2001                                                 Accumulated
       --------------------                                                 Depreciation
                                                                                And              Net Book
                                                             Cost           Amortization           Value
                                                         -----------        -----------        -----------
       Land                                              $   114,563        $        --        $   114,563
       Buildings                                           3,999,757          1,127,006          2,872,751
       Machinery & equipment                               4,102,195          2,332,449          1,769,746
       Machinery & equipment under capital lease           7,154,598          3,171,677          3,982,921
       Computers and software                                412,709            239,648            173,061
       Vehicles                                              215,276            150,663             64,613
       EDP installation-in-progress                           29,579                 --             29,579
                                                         -----------        -----------        -----------
                                                         $16,028,677        $ 7,021,443        $ 9,007,234
                                                         ===========        ===========        ===========

       As of March 31, 2000                                                 Accumulated
       --------------------                                                 Depreciation
                                                                                And              Net Book
                                                             Cost           Amortization           Value
                                                         -----------        -----------        -----------
        Land                                             $   114,563        $        --        $   114,563
        Buildings                                          3,881,071          1,037,638          2,843,433
        Machinery & equipment                              3,488,224          2,085,411          1,402,813
        Machinery & equipment under capital lease          7,162,416          2,518,975          4,643,441
            Computers and software                           312,086            134,934            177,152
        Vehicles                                             240,837            138,995            101,842
        EDP installation-in-progress                          21,620                 --             21,620
                                                         -----------        -----------        -----------
                                                         $15,220,817        $ 5,915,953        $ 9,304,864
                                                         ===========        ===========        ===========


NOTE 8 - LEASES

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

        Future minimum lease payments for the noncancelable operating leases and future minimum capital lease payments as of March 31, 2001 are:

                    YEAR ENDING MARCH 31                    CAPITAL LEASES      OPERATING LEASES
       ----------------------------------------------       --------------      ----------------
       2002                                                   $ 1,176,911         $   400,054
       2003                                                       899,222             400,054
       2004                                                       767,164             361,676
       2005                                                       127,573             354,000
       2006                                                            --             354,000
       Thereafter                                                      --             678,500
                                                              -----------         -----------

                     Total minimum lease payments               2,970,870         $ 2,548,284
                                                                                  ===========

       Less amount representing interest (at rates
           ranging from 8.25% to 11.42%)                         (367,172)
                                                              -----------

                     Present value of net minimum
                       capital lease payments                   2,603,698

       Less current installments of obligations under
           capital leases                                         974,790
                                                              -----------

                     Obligations under capital leases,
                       excluding current installments         $ 1,628,908
                                                              ===========


NOTE 9 - NOTE PAYABLE

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

NOTE 10 - FEDERAL INCOME TAXES

        The total tax provision for the years ended March 31, differs from the amount computed using the statutory federal income tax rate as follows:

                                                             2001                        2000                        1999
                                                 ------------------------     ------------------------    ------------------------
                                                     Amount          %            Amount          %          Amount           %
                                                 ------------   ---------     -----------     --------    ------------    --------
       Tax expense (benefit) at statutory
              rate on continuing operations      $(1,787,000)     (34.0)      $    80,240        34.0      $(1,524,000)     (34.0)
       Other differences, net                        506,000       10.1           (80,240)      (34.0)         240,000        5.4

       Change in valuation allowance
              for deferred tax assets              1,281,000       23.9                --          --         (573,000)     (12.8)
       Benefit absorbed by income from
              discontinued operations                     --         --                --          --        1,857,000       41.4
                                                 -----------       ----       -----------       -----      -----------       ----
              Total income tax provision
                 (benefit)                       $        --         --%      $        --          --%     $        --         --%
                                                 ===========       ====       ===========       =====      ===========       ====


        The significant components of deferred income tax expense (benefit) for the years ended March 31, are as follows:

                                                                         2001              2000              1999
                                                                     -----------       -----------       -----------
          Change in valuation allowance for deferred tax assets      $ 1,281,000       $   159,000       $  (592,000)
          Depreciation of plant and equipment                            388,000          (229,000)         (138,000)
          Amortization of goodwill and intangibles                       (96,000)            3,000            78,000
          Change in allowance for doubtful accounts                      (64,000)          (45,000)           79,000
          Inventory differences                                           63,000           (52,000)          (24,000)
          Effect of net operating loss carryforwards                  (1,568,000)               --           593,000
          Other differences, net                                          (4,000)          164,000             4,000
                                                                     -----------       -----------       -----------
       Total deferred income tax expense (benefit)                   $        --       $        --       $        --
                                                                     ===========       ===========       ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are as follows:

                                                                           2001              2000              1999
                                                                       -----------       -----------       -----------
       Deferred Tax Assets
          Net operating losses                                         $ 6,538,000       $ 4,970,000       $ 4,970,000
          Inventory, principally due to additional cost
             inventoried for tax purposes and financial                    249,000           312,000           260,000
             statement allowances
          Goodwill and intangible assets, principally due to
             amortization differences                                      246,000           150,000           254,000
          Accruals for financial reporting purposes                        157,000           116,000            30,000
          Alternative minimum tax credit carryforwards                      33,000            83,000            83,000
          Accounts receivable, due to allowance for doubtful
             accounts                                                      347,000           283,000           238,000
          Other differences, net                                            13,000                --            22,000
                                                                       -----------       -----------       -----------
               Net deferred tax assets                                   7,583,000         5,914,000         5,857,000

       Deferred Tax Liabilities
          Plant and equipment, principally due to depreciation
             differences                                                   908,000           520,000           622,000
                                                                       -----------       -----------       -----------
               Net deferred tax assets before valuation allowance        6,675,000         5,394,000         5,235,000
          Valuation allowance                                           (6,675,000)       (5,394,000)       (5,235,000)
                                                                       -----------       -----------       -----------
               Net deferred tax assets                                 $        --       $        --       $        --
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

NOTE 11 - STOCKHOLDERS' EQUITY

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

        The following assumptions were used during the years ended March 31 to estimate the fair value of the options:

                                                        2001         2000         1999
                                                      -------      -------      -------
       Risk-free interest rate                           5.81%        5.06%        5.19%
       Dividend yield rate                                 --%          --%          --%
       Price volatility                                   100%          99%         205%
       Weighted average expected life of options       2.0 yr.      2.0 yr.       0.5 yr

        Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted that are recognized in pro forma net income is shown below:

        Pro forma disclosures for the years ended March 31 are as follows:


                                                                  2001              2000             1999
                                                              -----------       -----------      -----------
                                                               (Restated)
       Net income (loss) as reported                          $(5,256,834)      $   236,153      $   979,074
       Additional compensation expense for fair value of
               stock options                                      320,909           156,618           36,000
       Pro forma net income (loss)                            $(5,577,743)      $    79,535      $   943,074

       Pro forma net income (loss) per share

         Basic                                    $  (0.15)    $  --    $  0.10
         Diluted                                  $  (0.15)    $  --    $  0.10

The changes in stock options outstanding are as follows:

                                        Nonqualified        Weighted
                                        Common Stock     Option Price
                                           Options         Per Share
                                           -------         ---------
       BALANCE, March 31, 1998             173,500           $2.18
          Granted                          100,000            0.47
          Exercised                             --              --
          Expired                          (10,000)           0.83
                                        ----------           -----
       BALANCE, March 31, 1999             263,500            1.51
          Granted                        1,710,000            0.41
          Exercised                             --              --
          Expired                         (163,500)           2.14
                                        ----------           -----
       BALANCE, March 31, 2000           1,810,000            0.41
          Granted                        1,505,000            0.42
          Exercised                             --              --
          Expired                         (100,000)           0.47
                                        ----------           -----

       BALANCE, March 31, 2001           3,215,000           $0.41
                                        ==========           =====

                                              Options Outstanding                      Options Exercisable
                              --------------------------------------------------- -----------------------------
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

        In addition, as further described in Note 13, warrants to purchase 100,000 shares of common stock at $0.45 per share were outstanding at March 31, 2001. These warrants expire as of April 30, 2002.

NOTE 12 - INCOME (LOSS) PER SHARE

        The numerators and denominators of basic and diluted income (loss) per share during the years ended March 31 are as follows:

                                                                                     2001            2000           1999
                                                                                ------------    ------------   ------------
                                                                                  (Restated)
       Net income (loss) (numerator)                                            $ (5,256,834)   $    236,153   $    979,074
                                                                                ============    ============   ============

       Shares used in the calculation (denominator)
         Weighted average shares outstanding                                      35,283,729      19,442,115      9,857,252
         Effect of dilutive stock options and warrants                                    --       1,157,045             --
                                                                                ------------    ------------   ------------

         Diluted shares                                                           35,283,729      20,599,160      9,857,252
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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

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

NOTE 15 - OTHER COMMITMENTS AND CONTINGENCIES

        The Company is occasionally subject and party to various legal actions arising in the normal course of business. The Company believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

NOTE 16 - INFORMATION ABOUT CREDIT RISK AND BUSINESS CONCENTRATIONS

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

                                                                                            Years ended March 31,
                                                                                --------------------------------------------
       Net sales to domestic and foreign customers                                  2001            2000            1999
                                                                                ------------    ------------    ------------
                                                                                  (Restated)
       North America                                                            $ 33,673,253    $ 23,602,305    $ 16,488,463
         United Kingdom                                                            1,528,235       2,152,093       1,021,474
         Other European Countries                                                         --              --       1,054,000
         Australia                                                                 1,400,576       1,499,884       1,491,077
                                                                                ------------    ------------    ------------
             Total                                                              $ 36,602,065    $ 27,254,782    $ 20,055,014
                                                                                ============    ============    ============

       Operating profit (loss)
         North America                                                          $ (3,610,736)   $    937,632    $ (2,581,464)
         United Kingdom                                                             (476,487)       (344,869)       (550,609)
         Australia                                                                     6,742          87,378         (34,090)
                                                                                ------------    ------------    ------------

             Total                                                              $ (4,080,481)   $    680,141    $ (3,166,163)
                                                                                ============    ============    ============

                                                                                                  March 31,
                                                                                --------------------------------------------
                                                                                    2001            2000            1999
                                                                                ------------    ------------    ------------
       Property, Plant and Equipment
         United States                                                          $  8,855,324    $  9,125,809    $  9,778,864
         United Kingdom                                                               39,938         126,159         108,793
         Australia                                                                    81,973          52,896          57,977
                                                                                ------------    ------------    ------------

             Total                                                              $  9,007,234    $  9,304,864    $  9,945,634
                                                                                ============    ============    ============


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

NOTE 17 - SUBSEQUENT EVENT

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

         James L. Dorman            CEO & Director        $  100,000

         William T. Graham          Director                  50,000

         Jack Stein                 Director                 100,000

         Roger R. Mayer             Director                  50,000
                                                          ----------

                                                          $  300,000
                                                          ==========


                                   SCHEDULE II

                                GEOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at                                                  Balance at
                                                    April 1            Additions          Deductions           March 31
                                                    -------            ---------          ----------           --------
       Allowance for Doubtful Accounts,
       Sales Returns and Cash Discounts:
          Years ended March 31, 1999              $  930,958          $1,511,520          $1,545,815          $  896,663
          Years ended March 31, 2000              $  896,663          $1,204,618          $  375,039          $1,587,469
          Years ended March 31, 2001              $1,587,469          $2,608,112          $3,153,885          $1,041,696
