Form 10-Q/A
period 2001-06-30
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO.1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 30, 2001
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2002, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $62,500 for the three months ended June 30, 2001. This amendment includes in
Item 1 such restated condensed consolidated financial statements for the three months ended June 30, 2001, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27, no other information included in the original report on Form 10-Q is amended by this amendment. The following items of the original report on Form 10-Q are amended: Item 1 "Financial Statements" and the section "Results of Operations" of Item 2 "Management's Discussion and analysis of Financial Condition and Results of Operations". For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in
Item 7 of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2001.

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

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................4

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................4

SIGNATURE...............................................................................................................5

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months ended June 30, 2001. The Company has attached to this Report and by this reference incorporated herein the condensed consolidated financial statements consisting of the consolidated balance sheets as of June 30, 2001 (restated and unaudited) and March 31, 2001, the unaudited consolidated statements of operations for the three months ended June 30, 2001 (restated) and 2000, and the unaudited consolidated statements of cash flows for the three months ended June 30, 2001 (restated) and 2000, together with the notes thereto.


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

         GROSS MARGIN. Gross margin as a percentage of gross sales decreased to 14.2% in the quarter ended June 30, 2001, from 24.0% in the same period in fiscal 2000. The lower gross margin is primarily attributable to the increase in accruals for returns and allowances, higher cost of sales and higher freight and shipping expenses. Fiscal 2002 margins are roughly comparable to the margins recorded for the entire fiscal year 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $1,914,579 (19.1% of gross sales) in the quarter ended June 30, 2001 from $2,014,592 (19.3% of gross sales) in the quarter ended June 30, 2000. This decrease is primarily attributable to reductions in initial promotional costs and travel costs associated with the startup of the ready-to-assemble plastic storage and filing cabinets, and the integration costs of the Domtar product line acquired in the quarter ended June 30, 2000.

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
                                                                                      ----------

                                                                                        $300,000
                                                                                      ==========

The balance of the notes were issued to accredited investors who had been solicited by officers, directors and shareholders of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2001, the Company had borrowings of $7,931,861 on its revolving credit facility with US Bank, which expires September 30, 2001. As of June 30, 2001, the Company was not in compliance with certain covenants under the credit facility regarding minimum earnings and net worth requirements.



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

         GEOGRAPHICS, INC.

         By: /s/ James L. Dorman
         -------------------------------------
         James L. Dorman
         President and Chief Executive Officer


         By: /s/ Michael Oakes
         -------------------------------------
         Michael Oakes
         Controller

                                GEOGRAPHICS, INC
                           Consolidated Balance Sheets
                     As of June 30, 2001 and March 31, 2001

                                     ASSETS

                                                                                JUNE 30, 2001             MARCH 31, 2001
                                                                           ------------------------     --------------------
                                                                           (RESTATED AND UNAUDITED)
CURRENT ASSETS
  Cash                                                                            $    177,135              $    421,049
  Accounts receivable
    Trade receivables, net of allowances of $1,379,000 and $1,042,000
     at June 30 and March 31, 2001, respectively                                     5,259,308                 7,188,772
    Other receivables                                                                  193,798                   155,281
  Inventories                                                                        7,268,294                 6,634,321
  Prepaid expenses, deposits, and other current assets                                 564,605                   603,950
                                                                                  ------------              ------------
     Total current assets                                                           13,463,140                15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                   9,140,811                 9,007,234

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                                     2,594,207                 2,876,512

OTHER ASSETS                                                                           242,005                   198,377
                                                                                  ------------              ------------
TOTAL ASSETS                                                                      $ 25,440,163              $ 27,085,496
                                                                                  ============              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                                 $    401,407              $    975,489
  Note payable to bank                                                               7,931,861                 8,406,861
  Accounts payable                                                                   5,919,094                 5,401,482
  Accrued liabilities                                                                2,880,972                 4,237,110
  Current portion of long-term debt                                                    879,934                   974,790
                                                                                  ------------              ------------
     Total current liabilities                                                      18,013,268                19,995,732

LONG-TERM DEBT                                                                       2,626,795                 1,628,908
                                                                                  ------------              ------------
     Total liabilities                                                              20,640,063                21,624,640
                                                                                  ------------              ------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value - 100,000,000 shares authorized;
     38,191,676 shares issued and outstanding
     at June 30 and March 31, 2001, respectively                                        38,192                    38,192
  Additional paid-in capital                                                        26,196,685                26,190,460
  Accumulated other comprehensive income                                              (361,499)                 (418,528)
  Accumulated deficit                                                              (21,073,278)              (20,349,268)
                                                                                  ------------              ------------
     Total stockholders' equity                                                      4,800,100                 5,460,856
                                                                                  ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 25,440,163              $ 27,085,496
                                                                                  ============              ============

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         2001           2000
                                                     ------------    ------------
                                                      (RESTATED)
SALES                                                $ 10,019,258    $ 10,438,343
  Returns and Allowances                               (1,495,073)     (1,233,669)
                                                     ------------    ------------
     Net Sales                                          8,524,185       9,204,674

COST OF SALES                                           7,102,062       6,694,676
                                                     ------------    ------------

  Gross Margin                                          1,422,123       2,509,998

S.G.& A. EXPENSES                                       1,914,580       2,014,592
                                                     ------------    ------------

  Operating Income (Loss)                                (492,457)        495,406

OTHER INCOME (EXPENSE)
  Interest Expense                                       (218,264)       (221,815)
  Other Income (Expense)                                  (13,289)        (14,378)
                                                     ------------    ------------
     Total Other Income (Expense)                        (231,553)       (236,193)
                                                     ------------    ------------

NET INCOME (LOSS) BEFORE TAX                             (724,010)        259,213

PROVISION FOR INCOME TAXES                                     --              --
                                                     ------------    ------------

NET INCOME (LOSS)                                    $   (724,010)   $    259,213
                                                     ============    ============

EARNINGS PER COMMON SHARE
  Basic                                              $      (0.02)   $       0.01
                                                     ============    ============
  Diluted                                            $      (0.02)   $       0.01
                                                     ============    ============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
  Basic                                                35,283,729      35,831,552
                                                     ============    ============
  Diluted                                              35,283,729      36,711,254
                                                     ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS. INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                               2001           2000
                                                            -----------    -----------
                                                             (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (736,510)   $   259,213
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                 762,187        482,313
  Loss on sale/disposal of property and equipment                 1,263             --
  Stock-based compensation                                        6,225         26,694
Changes in noncash operating assets and liabilities
  Trade receivables                                           1,929,465       (569,402)
  Other receivables                                             (38,516)       (23,273)
  Inventories                                                  (633,973)    (1,120,036)
  Prepaid expenses, deposits and other assets                    39,345        (74,067)
  Licenses, trademarks and other intangible assets              (31,314)        67,241
  Other assets                                                  (73,861)       258,263
  Accounts payable                                              517,613        283,206
  Accrued liabilities                                        (1,356,137)       683,688
                                                            -----------    -----------
     Net cash flows from operating activities                   385,787        273,840
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdrafts                                  (574,082)       569,128
  Net borrowings on note payable to bank                       (475,000)        88,025
  Repayment of long-term debt                                  (296,973)      (386,487)
  Proceeds from issuance of subordinated debentures           1,200,000
  Proceeds from notes payable to officers and directors       1,000,000      1,000,000
  Repayment of notes payable to officers and directors       (1,000,000)    (1,000,000)
  Proceeds from issuance of common stock                             --      4,338,850
                                                            -----------    -----------
     Net cash flows from financing activities                  (146,055)     4,609,516
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                              (506,940)       (77,181)
  Proceeds from sales of equipment                               11,374             --
  Acquisition of Domtar Consumer Products assets for cash            --     (4,606,924)
                                                            -----------    -----------
     Net cash flows from investing activities                  (495,566)    (4,684,105)
                                                            -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          12,820           (689)
                                                            -----------    -----------

NET CHANGE IN CASH                                             (243,014)       198,562
CASH, BEGINNING OF PERIOD                                       420,149        360,612
                                                            -----------    -----------
CASH, END OF PERIOD                                         $   177,135    $   559,174
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                  $   227,507    $   207,248
                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

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


NOTE 2- RESTATEMENT AND CHANGE IN ACCOUNTING POLICY

The Company has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002, to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months ended June 30, 2001. The following sets forth the effect of this adjustment:

                                                           AS PREVIOUSLY                       AS
                                                             REPORTED        ADJUSTMENT      RESTATED
                                                             --------        ----------      --------
AT JUNE 30, 2001:

        Licenses, Trademarks and Other Intangible Assets   $  2,906,707    $   (312,500)   $  2,594,207

       Total Assets                                          25,752,663        (312,500)     25,440,163

       Accumulated Deficit                                  (20,760,778)       (312,500)    (21,073,278)

       Stockholders' Equity                                   5,112,600        (312,500)      4,800,100

        Total Liabilities and Stockholders' Equity         $ 25,752,663    $   (312,500)   $ 25,440,163


FOR THE THREE MONTHS ENDED JUNE 30, 2001:

        Cost of Sales                                      $  7,039,562    $     62,500    $  7,102,062

       Gross Margin                                           1,484,623         (62,500)      1,422,123

       Income (Loss) Before Tax                                (661,510)        (62,500)       (724,010)

       Net Income (Loss)                                   $   (661,510)   $    (62,500)   $   (724,010)

        Net Income (Loss) Per Share                        $       0.02    $         --    $       0.02

NOTE 3- FUTURE ACCOUNTING CHANGES

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



NOTE 4- COMPREHENSIVE INCOME

Comprehensive income (loss) was as follows:

                                                                        Three Months Ended June 30
                                                                        --------------------------
                                                                        2001                 2000
                                                                        ----                 ----
                                                                     (Restated)
Net Income (Loss)                                                   $     (724,010)      $      259,213
Other comprehensive income (loss)
  Foreign currency translation adjustment                                   57,029                 (689)
                                                                   ----------------     ----------------

              Comprehensive Income (Loss)                           $     (666,981)      $      258,524
                                                                   ================     ================


NOTE 5- NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted income (loss) per share during the three month periods ended June 30 are as follows:

                                                                        2001                 2000
                                                                        ----                 ----
                                                                     (Restated)
Net Income (loss) (numerator)                                       $     (724,010)      $      259,213
                                                                   ================     ================

Shares used in the calculation (denominator)
  Weighted average shares outstanding                                   35,283,729           35,831,552
  Effect of dilutive stock options and warrants                                 --              879,702
                                                                   ----------------     ----------------
  Diluted shares                                                        35,283,729           36,711,254
                                                                   ================     ================


         Options to purchase shares of common stock under the Company's Nonqualified Stock Option Plan were outstanding during the three-month periods ending June 30, 2001 and 2000. However, these shares were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and the effect would therefore be antidilutive. The number of shares excluded from the computation were 9,450,000 and 2,570,298 for the three months ended June 30, 2001 and 2000, respectively.