Form 10-Q/A
period 2001-09-30
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

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

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2002, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $62,500 for the three months and $125,000 for the six months ended September 30, 2001. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and six months ended September 30, 2001, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27, no other information included in the original report on Form 10-Q is amended by this amendment. The following items of the original report on Form 10-Q are amended: Item 1 "Financial Statements" and the section "Results of Operations" of Item 2 "Management's Discussion and analysis of Financial Condition and Results of Operations" and such information is not included as part of this Amendment. For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of the Company's Annual Report on Form 10-K/A for the year ended March 31, 2001.

                                TABLE OF CONTENTS

                                                                                                                     PAGE

PART I - FINANCIAL INFORMATION..........................................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................................1

         FORWARD-LOOKING STATEMENTS.....................................................................................1

         RESULTS OF OPERATIONS..........................................................................................2

         LIQUIDITY AND CAPITAL RESOURCES................................................................................3

         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................4

PART II - OTHER INFORMATION.............................................................................................4

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................................4

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................4

SIGNATURE...............................................................................................................5

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months and $125,000 for the six months ended September 30, 2001. The Company has attached to this Report and by this reference incorporated herein the condensed consolidated financial statements consisting of the consolidated balance sheets as of September 30, 2001 (restated and unaudited) and March 31, 2001, the unaudited consolidated statements of operations for the three and six months ended September 30, 2001 (restated) and 2000, and the unaudited consolidated statements of cash flows for the six months ended September 30, 2001 (restated) and 2000, together with the notes thereto.

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

         GROSS MARGIN. Gross margin was $2,194,647 and $2,168,873 for the three months ended September 30, 2001 and 2000, respectively. Gross margin as a percentage of gross sales increased to 24.5% in the quarter ended September 30, 2001, from 18.2% in the same period in fiscal 2001. The higher gross margin percentage is attributable to better mix of more profitable paper product sales, reduced inventory provisions ($586,960), lower inbound freight expenses ($644,293) and lower distribution expenses ($855,879). The reduction in inbound freight in expenses was a direct result of exiting the plastic products business. The lower distribution expenses was a result of consolidating four distribution centers into one and fewer GeoFiles shipped. The aforementioned spending reductions were offset by reduced margins in Europe ($192,580) and Australia ($101,943) and lost standard margins due to lower sales in the United states ($1,523,824).

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

         GROSS MARGIN. Gross margin for the six months ended September 30, 2001 was $3,591,770 compared to $4,648,871 for the six months ended September 30, 2000. Gross margin as a percentage of gross sales decreased to 18.9% in the six months ended September 30, 2001, from 20.9% in the same period in fiscal 2001. The lower gross margin was driven by lost standard margin due to lower sales in the United States ($2,542,573) and reduced margins in Europe ($287,215) and Australia ($106,186). The reduced margins were offset by lower inbound freight expenses ($780,646), lower inventory provisions ($605,993), and lower distribution expenses ($623,839).

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

         U.S. Bank has no obligation to advance future funds to the Company. Furthermore, as the Company's prior revolving credit facility has expired, U.S. Bank may declare the entire amount of the borrowings due and payable at any time. The Company is currently in discussions with U.S. Bank and other potential lenders regarding obtaining definitive sources of funds for working capital. However, there can be no assurance that these efforts will be successful. The failure to obtain funds when and as needed to satisfy its working capital requirements could force the Company to curtail operations, seek extended payment terms from its vendors or seek protection under the federal bankruptcy laws.

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

              - Form 8-K relating to the appointment of Wipfli Ullrich Bertleson LLP as the Company's independent auditors, filed August 13, 2001.





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

        GEOGRAPHICS, INC.

        By: /s/ James L. Dorman
            -------------------------------------
            James L. Dorman
            President and Chief Executive Officer


        By: /s/ Michael Oakes
            -------------------------------------
            Michael Oakes
            Controller

                                GEOGRAPHICS, INC
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                     ASSETS
                                                                                 SEPTEMBER 30, 2001        MARCH 31, 2001
                                                                                 ------------------       ---------------
                                                                             (RESTATED AND UNAUDITED)
CURRENT ASSETS
  Cash                                                                               $    195,843         $    421,049
  Accounts receivable
    Trade receivables, net of allowances of $596,000 and $1,042,000
     at September 30 and March 31, 2001, respectively                                   5,907,672            7,188,772
    Other receivables                                                                     178,302              155,281
Inventories                                                                             7,099,231            6,634,321
Prepaid expenses, deposits, and other current assets                                      694,153              603,950
                                                                                     ------------         ------------
      Total current assets                                                             14,075,201           15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                      8,791,437            9,007,234
LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS                                        2,590,824            2,876,512
OTHER ASSETS                                                                              293,010              198,377
                                                                                     ------------         ------------
TOTAL ASSETS                                                                         $ 25,750,472         $ 27,085,496
                                                                                     ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdrafts                                                                    $    139,759         $    975,489
  Note payable to bank                                                                  8,502,587            8,406,861
  Accounts payable                                                                      5,197,099            5,401,482
  Accrued liabilities                                                                   3,612,267            4,237,110
  Current portion of long-term debt                                                       828,327              974,790
                                                                                     ------------         ------------
      Total current liabilities                                                        18,280,039           19,995,732

LONG-TERM DEBT                                                                          2,573,671            1,628,908
                                                                                     ------------         ------------
      Total liabilities                                                                20,853,710           21,624,640
                                                                                     ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value - 100,000,000 shares authorized; 38,191,676 shares issued and outstanding
    at September 30 and March 31, 2001, respectively                                       38,192               38,192
  Additional paid-in capital                                                           26,202,909           26,190,460
  Accumulated other comprehensive income                                                 (374,547)            (418,528)
  Accumulated deficit                                                                 (20,969,792)         (20,349,268)
                                                                                     ------------         ------------
      Total stockholders' equity                                                        4,896,762            5,460,856
                                                                                     ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 25,750,472         $ 27,085,496
                                                                                     ============         ============

        See accompanying notes to consolidated financial statements

                                GEOGRAPHICS, INC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                               (RESTATED)                            (RESTATED)
                                                                   2001              2000              2001             2000
                                                              ------------       ------------       ------------     ------------
SALES                                                          $ 8,963,823        $11,936,290       $18,983,081      $22,374,633
  Returns and Allowances                                        (1,247,806)        (1,616,554)       (2,742,880)      (2,850,223)
                                                               -----------        -----------       -----------      -----------
    Net Sales                                                    7,716,017         10,319,736        16,240,201       19,524,410

COST OF SALES                                                    5,521,370          8,150,863        12,623,431       14,845,539
                                                               -----------        -----------       -----------      -----------

  Gross Margin                                                   2,194,647          2,168,873         3,616,770        4,678,871

S.G.& A. EXPENSES                                                1,878,323          2,415,781         3,792,902        4,430,373
                                                               -----------        -----------       -----------      -----------

  Operating Income (Loss)                                          316,324           (246,908)         (176,132)         248,498

OTHER INCOME (EXPENSE)
  Interest Expense                                                (193,630)          (372,956)         (411,894)        (594,771)
  Other Income                                                     (19,209)            40,600           (32,498)          26,222
                                                               -----------        -----------       -----------      -----------
    Total Other Income (Expense)                                  (212,839)          (332,356)         (444,392)        (568,549)

NET INCOME (LOSS) BEFORE INCOME TAXES                              103,485           (579,264)         (620,524)        (320,051)

PROVISION FOR INCOME TAXES                                               -                  -                 -                -
                                                               -----------        -----------       -----------      -----------

NET INCOME (LOSS)                                              $   103,485        $  (579,264)      $  (620,524)     $  (320,051)
                                                               ===========        ===========       ===========      ===========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  Basic                                                        $      0.00        $     (0.02)      $     (0.02)     $     (0.01)
                                                               ===========        ===========       ===========      ===========
  Diluted                                                      $      0.00        $     (0.02)      $     (0.02)     $     (0.01)
                                                               ===========        ===========       ===========      ===========

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON AND COMMON EQUIVALENT SHARE
  Basic                                                         38,191,676         37,770,736        38,191,676       35,929,210
                                                               ===========        ===========       ===========      ===========
  Diluted                                                       38,602,482         37,770,736        38,191,676       35,929,210
                                                               ===========        ===========       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                               2001                  2000
                                                                        -----------------      ----------------
                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                                     $  (620,524)             $  (320,051)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
  Depreciation and amortization                                           1,025,309                  994,030
  Stock based compensation                                                   12,450                   59,688
  Interest on debentures                                                          -                   67,000
Changes in operating assets and liabilities
  Trade receivables                                                       1,281,100               (2,471,839)
  Other receivables                                                         (23,020)                (400,015)
  Inventories                                                              (464,910)              (3,718,977)
  Prepaid expenses, deposits and other current assets                       (90,205)                (427,448)
  Licenses, trademarks and other intangible assets                                -                  (41,308)
  Other assets                                                             (166,507)                  49,685
  Accounts payable                                                         (204,382)               2,388,122
  Accrued liabilities                                                      (624,845)               1,107,077
                                                                        -----------              -----------
    Net cash flows from operating activities                                124,466               (2,714,036)
                                                                        -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                          (451,949)                (426,671)
  Purchase of certain Domtar Consumer Products assets                             -               (3,049,138)
                                                                        -----------              -----------
    Net cash flows from investing activities                               (451,949)              (3,475,809)
                                                                        -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdrafts                                   (835,730)                 117,553
  Net borrowings on note payable to bank                                     95,726                1,702,161
  Proceeds from issuance of subordinated debentures                       1,200,000                        -
  Repayment of long-term debt                                              (401,700)                (692,273)
  Proceeds from note payable to officer and director                              -                1,000,000
  Repayment of note payable to officer and director                               -               (1,000,000)
  Proceeds from the issuance of common stock                                      -                5,032,850
                                                                        -----------              -----------
    Net cash flows from financing activities                                 58,296                6,160,291
                                                                        -----------              -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      43,981                   95,277
                                                                        -----------              -----------

NET CHANGE IN CASH                                                         (225,206)                  65,723
CASH, BEGINNING OF PERIOD                                                   421,049                  360,612
                                                                        -----------              -----------
CASH, END OF PERIOD                                                     $   195,843              $   426,335
                                                                        ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                              $   377,488              $   464,256
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


NOTE 2 - RESTATEMENT

The Company has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002 to adjust the estimated life of the Domtar license from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months and $125,000 for the six months ended September 30, 2001. The following sets forth the effect of this adjustment:


                                                              AS PREVIOUSLY          AMORTIZATION              AS
                                                                REPORTED              ADJUSTMENT            RESTATED
                                                                --------              ----------            --------
AT SEPTEMBER 30, 2001:

        Licenses, Trademarks and Other Intangible Assets        $  2,965,824         $   (375,000)        $  2,590,824

       Total Assets                                               26,125,472             (375,000)          25,750,472

       Accumulated Deficit                                       (20,594,792)            (375,000)         (20,969,792)

       Stockholders' Equity                                        5,271,762             (375,000)           4,896,762

        Total Liabilities and Stockholders' Equity              $ 26,125,472         $   (375,000)        $ 25,750,472

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

        Cost of Sales                                           $  5,458,870         $     62,500         $  5,521,370

       Gross Margin                                                2,257,147              (62,500)           2,194,647

       Income (Loss) Before Tax                                      165,985              (62,500)             103,485

       Net Income (Loss)                                        $    165,985         $    (62,500)        $    103,485

        Net Income (Loss) Per Share                             $          -         $          -         $          -

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001:

        Cost of Sales                                           $ 12,498,431         $    125,000         $ 12,623,431

       Gross Margin                                                3,741,770             (125,000)           3,616,770

       Income (Loss) Before Tax                                     (495,524)            (125,000)            (620,524)

       Net Income (Loss)                                        $   (495,524)        $   (125,000)        $   (620,524)

        Net Income (Loss) Per Share                             $       0.01         $       0.01         $       0.02


NOTE 3 - INVENTORIES

         Inventories at September 30, 2001 and March 31, 2001 consisted of the following:

                                                                                  September 30,        March 31,
                                                                                       2001              2001
                                                                                       ----              ----
        Raw materials                                                            $      976,461    $      809,794
        Work-in-process                                                               1,152,115         1,121,778
        Finished goods                                                                4,970,655         4,702,749
                                                                                 --------------    --------------
                                                                                 $    7,099,231    $    6,634,321
                                                                                 ==============    ==============

NOTE 4- FUTURE ACCOUNTING CHANGES

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

NOTE 5 - NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:

                                                              Three Months Ended                   Six Months Ended
                                                                 September 30,                      September 30,
                                                             2001              2000              2001             2000
                                                             ----              ----              ----             ----
Designer Stationeries and Specialty Papers               $ 7,542,133       $ 7,705,152       $15,734,363       $16,268,561
Plastic Filing and Storage Cabinets                          173,884         2,614,584           505,838         3,255,849
                                                         -----------       -----------       -----------       -----------
                                                         $ 7,716,017       $10,319,736       $16,240,201       $19,524,410
                                                         ===========       ===========       ===========       ===========

NOTE 6 - NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:

                                                               Three Months Ended                     Six Months Ended
                                                                 September 30,                         September 30,
                                                            2001               2000               2001               2000
                                                            ----               ----               ----               ----
                                                         (Restated)                            (Restated)

Net income (loss) (numerator)                           $    103,485      $   (579,264)      $   (620,524)      $   (320,051)
                                                        ============      ============       ============       ============

Shares used in the calculation (denominator)
  Weighted average shares outstanding                     38,191,676        37,770,736         38,191,676         35,929,210
  Effect of dilutive stock options and warrants              410,806                 -                  -                  -
                                                        ------------      ------------       ------------       ------------
                                                          38,602,482        37,770,736         38,191,676         35,929,210
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

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:


                                                 Three Months Ended                        Six Months Ended
                                                    September 30,                           September 30,
                                              2001               2000                2001               2000
                                              ----               ----                ----               ----
                                           (Restated)                               (Restated)
Net income (Loss)                          $ 103,485           $(579,264)          $(620,524)          $(320,051)
Other comprehensive income (loss)
  Foreign currency translation               (13,048)            (80,783)             43,981             (81,472)
                                           ---------           ---------           ---------           ---------

Comprehensive Income (Loss)                $  90,437           $(660,047)          $(576,543)          $(401,523)
                                           =========           =========           =========           =========

NOTE 8 - RECLASSIFICATIONS


         Certain reclassifications have been made to the 2001 (preceding year) financial statements to conform to the 2002 classifications. The 2001 financial statements have been reclassified to conform to the 2002 presentation by increasing cost of sales and decreasing selling and general and administrative expenses by $120,266.00.

NOTE 9 - CHANGES IN ACCOUNTING ESTIMATES

The Company estimates provisions for slow moving and discontinued product based on management's estimate of anticipated losses. During the quarter ended September 30, 2001 the Company lowered its estimate of reserves required by $200,000.00 which increased margins and the results from operations by similar amounts.