Form 10-Q/A
period 2001-12-31
GEOGRAPHICS INC
filed 2002-04-05
CIK 1000621

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001
                                       OR
| |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

                                EXPLANATORY NOTE

Geographics, Inc. ("the Company") has determined to restate its condensed consolidated quarterly financial statements for the fiscal year ending March 31, 2002, to adjust the useful life of the Domtar license and other intangibles from fifteen years to six years, resulting in additional amortization expense of $62,500 for the three months and $187,500 for the nine months ended December 31, 2001. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and nine months ended December 31, 2001, and other information relating to such restated condensed consolidated financial statements. Item 2 includes the Company's amended and restated discussion and analysis of financial condition and results of operations.

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................1

         FORWARD-LOOKING STATEMENTS.....................................................................................1

         RESULTS OF OPERATIONS..........................................................................................2

         LIQUIDITY AND CAPITAL RESOURCES................................................................................3

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................................4

PART II - OTHER INFORMATION.............................................................................................5

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................................................................5

         ITEM 5 - OTHER INFORMATION.....................................................................................5

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................................6

SIGNATURE...............................................................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Geographics, Inc. (the "Company" or "Geographics") has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002 to adjust the useful life of the Domtar license and other intangibles from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months and $187,500 for the nine months ended December 31, 2001. The Company has attached to this Report and by this reference incorporated herein the condensed consolidated financial statements consisting of the consolidated balance sheets as of December 31, 2001 (restated and unaudited) and March 31, 2001, the unaudited consolidated statements of operations for the three and nine months ended December 31, 2001 (restated) and 2000, and the unaudited consolidated statements of cash flows for the nine months ended December 31, 2001 (restated) and 2000, together with the notes thereto.


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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 vs. Three Months Ended December 31, 2000

         NET SALES. Net sales decreased 18.2% to $8,432,234 for the three months ended December 31, 2001 from $10,438,833 in the quarter ended December 31, 2000. Broken down by product category, paper products revenues were down $1,201,050 and GeoFiles revenues were down $564,630. Paper products revenues decreased 7.1% in the United States and increased 7.4% in Australia. Paper products revenues were down 96.4% in Europe, as a result of the Company's decision to convert from a direct sales business to a licensing arrangement. The reduction in paper sales in the United States was due to a soft market for paper products and a higher percent sales allowance for volume rebates. The reduction in GeoFiles revenue was due to the Company exiting direct sales of plastic products. The Company sold off the remaining GeoFiles inventory during the third quarter of fiscal year 2002 and does not expect any additional direct sales from that product line.

         GROSS MARGIN. Gross margin was $815,284 and $2,215,296 for the three months ended December 31, 2001 and 2000, respectively. Gross margin as a percentage of gross sales decreased to 8.5% in the quarter ended December 31, 2001, from 17.9% in the same period in fiscal 2001. The reduced gross margin is due to margin lost on lower sales volume of $558,645, together with increased distribution and production costs and the sale of discontinued products at or below cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were down 23.4% to $1,752,374 (18.3% of gross sales) during the three months ended December 31, 2001 compared to $2,435,075 (19.7% of gross sales) in the same period in fiscal 2001. Decreases in depreciation and amortization $-214,688, travel $-107,191, reduced headcount expenses $-151,941, and an adjustment to the bad debt reserve $-180,000 were the major drivers for the reduced spending in selling and general and administrative.

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

Nine Months Ended December 31, 2001 vs. Nine Months Ended December 31, 2000

         NET SALES. Net sales decreased 17.7% to $24,672,435 in the nine months ended December 31, 2001 from $29,963,243 in the nine months ended December 31, 2000. The decrease in net sales of $5,290,808 was mainly attributable to exiting the plastic products business $-3,334,435 and the transition to a licensing arrangement in Europe $-1,457,962. For the first nine months of fiscal year 2002 paper product sales were down 1.4% in the United States and were up 3.3% in Australia. The decrease in paper product sales year over year was due to weak demand during the third quarter of 2002.

         GROSS MARGIN. Gross margin for the nine months ended December 31, 2001 was $4,432,053 compared to $6,894,166 for the nine months ended December 31, 2000. Gross margin as a percentage of gross sales decreased to 15.5% in the nine months ended December 31, 2001, from 19.8% in the same period in fiscal 2001. The lower gross margin is due to margin lost on lower sales volume of $1,066,532, coupled with increased distribution and production costs of $1,381,800 and the sale of discontinued products at or below cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5,545,276 (19.4% of gross sales) during the nine months ended December 31, 2001 from $6,865,447 (19.8% of gross sales) in the same period in fiscal 2001. The decrease is primarily attributable to sales volume related decreases in advertising and promotion expenses $-193,730, lower depreciation and amortization expenses $-242,553, reduced travel and entertainment expenses $-205,654, an adjustment to the bad debt reserve $-180,000 and closing the European office and distribution center $-460,165.

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

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the rapid growth of the Company's specialty papers group, the introduction of the plastic file cabinet and storage group, the opening of its Waukesha, Wisconsin distribution facility and the closing of four warehouse locations, the Company has required, and continues to require, substantial external working capital. During the nine months ended December 31, 2001, operating losses totaled ($1,150,722).

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

        By: /s/ Michael Oakes
            -------------------------------------
            Michael Oakes
            Controller

                                GEOGRAPHICS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX
                     FOR THE QUARTER ENDED DECEMBER 31, 2000



EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

10.1 Subscription Agreement dated as of February 14, 2002, by and between Geographics, Inc. and Jonathan S. Miner.

10.2 Forbearance Agreement dated as of September 30, 2001, between Geographics, Inc. and U.S. Bank National Association.

                                        GEOGRAPHICS, INC
                             Condensed Consolidated Balance Sheets
                              December 31, 2001 and March 31, 2001

                                             ASSETS

                                                                                              DECEMBER 31, 2001    MARCH 31, 2001
                                                                                              -----------------    --------------
                                                                                          (RESTATED AND UNAUDITED)
Current Assets
   Cash                                                                                          $    477,379       $    421,049
   Accounts receivable
      Trade receivables, net of allowances of $473,408 and $1,042,000 at
         December 31 and March 31, 2001, respectively                                               5,428,842          7,188,772
      Other receivables                                                                               204,966            155,281
   Inventories                                                                                      5,772,681          6,634,321
   Prepaid expenses, deposits, and other current assets                                               488,062            603,950
                                                                                                 ------------       ------------
         Total current assets                                                                      12,371,930         15,003,373

PROPERTY, PLANT AND EQUIPMENT, NET                                                                  8,528,599          9,007,234

LICENSES, TRADEMARKS AND OTHER INTANGIBLE ASSETS,NET                                                2,454,348          2,826,512

OTHER ASSETS                                                                                          129,406            198,377
                                                                                                 ------------       ------------

TOTAL ASSETS                                                                                     $ 23,484,283       $ 27,035,496
                                                                                                 ============       ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdrafts                                                                               $    538,113       $    975,489
   Note payable to bank                                                                             8,304,950          8,406,861
   Accounts payable                                                                                 4,979,226          5,401,482
   Accrued liabilities                                                                              2,126,865          4,237,110
   Current portion of long-term debt                                                                  782,456            974,790
                                                                                                 ------------       ------------
         Total current liabilities                                                                 16,731,610         19,995,732

LONG-TERM DEBT                                                                                      2,891,162          1,628,908
                                                                                                 ------------       ------------

         Total liabilities                                                                         19,622,772         21,624,640
                                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value - 100,000,000 shares authorized, 38,191,676 and 26,965,589
      shares issued and outstanding at December 31 and March 31, 2001, respectively                    38,192             38,192
   Additional paid-in capital                                                                      26,209,571         26,190,460
   Accumulated other comprehensive loss                                                              (335,699)          (418,528)
   Accumulated deficit                                                                            (22,050,553)       (20,399,268)
                                                                                                 ------------       ------------
         Total stockholders' equity                                                                 3,861,511          5,410,856
                                                                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 23,484,283       $ 27,035,496
                                                                                                 ============       ============


     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              DECEMBER 31,                         DECEMBER 31,
                                                         2001               2000              2001               2000
                                                    ------------       ------------       ------------       ------------
                                                      (RESTATED)                           (RESTATED)
SALES                                               $  9,580,418       $ 12,380,639       $ 28,563,498       $ 34,755,272
   Returns and Allowances                             (1,148,184)        (1,941,806)        (3,891,063)        (4,792,029)
                                                    ------------       ------------       ------------       ------------
      Net Sales                                        8,432,234         10,438,833         24,672,435         29,963,243

COST OF SALES                                          7,616,950          8,223,537         20,240,382         23,069,077
                                                    ------------       ------------       ------------       ------------

   Gross Margin                                          815,284          2,215,296          4,432,053          6,894,166

S.G.& A. EXPENSES                                      1,752,374          2,435,075          5,545,275          6,865,447
                                                    ------------       ------------       ------------       ------------

   Operating Income (Loss)                              (937,090)          (219,779)        (1,113,222)            28,719

OTHER INCOME (EXPENSE)
   Interest Expense                                     (183,718)          (324,024)          (595,612)          (918,795)
   Other Income (Expense)                                 40,047            (15,893)             7,549             10,329
                                                    ------------       ------------       ------------       ------------
      Total Other Income (Expense)                      (143,671)          (339,917)          (588,063)          (908,466)

NET INCOME (LOSS) BEFORE INCOME TAXES                 (1,080,761)          (559,696)        (1,701,285)          (879,747)

PROVISION FOR INCOME TAXES                                    --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                   $ (1,080,761)      $   (559,696)      $ (1,701,285)      $   (879,747)
                                                    ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE
   Basic                                            $      (0.03)      $      (0.01)      $      (0.04)      $      (0.03)
                                                    ============       ============       ============       ============
   Diluted                                          $      (0.03)      $      (0.01)      $      (0.04)      $      (0.03)
                                                    ============       ============       ============       ============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
   COMMON AND COMMON EQUIVALENT SHARE
   Basic                                              38,191,676         38,174,682         38,191,676         34,641,522
                                                    ============       ============       ============       ============
   Diluted                                            38,191,676         38,174,682         38,191,676         34,641,522
                                                    ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                GEOGRAPHICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  2001              2000
                                                              -----------       -----------
                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss)                                          $(1,701,285)      $  (929,747)
Adjustments to reconcile net income (loss) to net
cash flows used by operating activities
   Depreciation and amortization                                1,543,754         1,572,540
   Stock based compensation                                        19,112           117,982
   Interest on debentures                                              --            67,000
   Revaluation of subsidiary inventories                               --            99,000
Changes in operating assets and liabilities
   Trade receivables                                            1,759,930        (1,715,848)
   Other receivables                                              (49,684)          (17,339)
   Inventories                                                    861,640        (3,850,977)
   Prepaid expenses, deposits and other current assets            115,888          (284,910)
   Licenses, trademarks and other intangible assets                    --            30,220
   Other assets                                                    68,971           128,257
   Accounts payable                                              (422,255)        1,879,326
   Accrued liabilities                                         (2,012,530)        2,014,367
                                                              -----------       -----------
      Net cash flows from operating activities                    183,541          (890,129)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                               (642,955)         (751,418)
   Purchase of certain Z International assets                          --          (100,000)
   Purchase of certain Domtar Consumer Products assets                 --        (3,049,138)
                                                              -----------       -----------
      Net cash flows from investing activities                   (642,955)       (3,900,556)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdrafts                        (437,376)          997,161
   Net borrowings on note payable to bank                        (101,911)          454,259
   Repayment of long-term debt                                   (630,080)       (1,058,849)
   Proceeds from issuance of subordinated debt                  1,700,000                --
   Proceeds from notes payable to officers and directors               --         1,000,000
   Repayment of notes payable to officers and directors                --        (1,000,000)
   Proceeds from the issuance of common stock                          --         5,032,850
                                                              -----------       -----------
      Net cash flows from financing activities                    530,633         5,425,421
                                                              -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (14,889)          (19,840)
                                                              -----------       -----------

NET CHANGE IN CASH                                                 56,330           614,896
CASH, BEGINNING OF PERIOD                                         421,049           360,612
                                                              -----------       -----------
CASH, END OF PERIOD                                           $   477,379       $   975,508
                                                              ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                   $   544,747       $   787,880
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

NOTE 3 - RESTATEMENT

The Company has determined to restate its condensed consolidated quarterly financial statements for the year ended March 31, 2002 to adjust the estimated life of the Domtar license from 15 years to 6 years, resulting in additional amortization expense of $62,500 for the three months and $187,500 for the nine months ended December 31, 2001. The following sets forth the effect of this adjustment:

At December 31, 2001:

        Licenses, Trademarks and Other Intangible Assets      $  2,891,848       $   (437,500)      $  2,454,348

        Total Assets                                            23,921,783           (437,500)        23,484,283

        Accumulated Deficit                                    (21,613,053)          (437,500)       (22,050,553)

        Stockholders' Equity                                     4,299,011           (437,500)         3,861,511

        Total Liabilities and Stockholders' Equity            $ 23,921,783       $   (437,500)      $ 23,484,283

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001:

        Cost of Sales                                         $  7,554,450       $     62,500       $  7,616,950

        Gross Margin                                               877,784            (62,500)           815,284

        Income (Loss) Before Tax                                (1,018,261)           (62,500)        (1,080,761)

        Net Income (Loss)                                     $ (1,018,261)      $    (62,500)      $ (1,080,761)

        Net Income (Loss) Per Share                           $      (0.03)      $         --       $      (0.03)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2001:

        Cost of Sales                                         $ 20,052,882       $    187,500       $ 20,240,382

        Gross Margin                                             4,619,553           (187,500)         4,432,053

        Income (Loss) Before Tax                                (1,513,785)          (187,500)        (1,701,285)

        Net Income (Loss)                                     $ (1,513,785)      $   (187,500)      $ (1,701,285)

        Net Income (Loss) Per Share                           $      (0.04)      $         --       $      (0.04)

NOTE 4 - INVENTORIES

         Inventories at December 31, 2001 and March 31, 2001 consisted of the following:

                                                                                  December 31,         March 31,
                                                                                       2001              2001
                                                                                 --------------    --------------
        Raw materials                                                            $      940,781    $      809,794
        Work-in-process                                                                 927,142         1,121,778
        Finished goods                                                                3,904,758         4,702,749
                                                                                 --------------    --------------
                                                                                 $    5,772,681    $    6,634,321
                                                                                 ==============    ==============


NOTE 5- NET SALES BY PRODUCT CATEGORY

         The Company's operations are classified into two product categories:
Designer Stationery and Specialty Papers, and Plastic Filing and Storage Cabinets. Net sales attributable to each class of product are as follows:


                                                       Three Months Ended             Nine Months Ended
                                                          December 31,                    December 31,
                                                    2001             2000             2001             2000
                                                -----------      -----------      -----------      -----------
                                                 (Restated)                        (Restated)
Designer Stationeries and Specialty Papers      $ 8,363,290      $ 9,801,432      $24,097,653      $26,050,177
Plastic Filing and Storage Cabinets                  68,944          637,401          574,782        3,913,066
                                                -----------      -----------      -----------      -----------
                                                $ 8,432,234      $10,438,833      $24,672,435      $29,963,243
                                                ===========      ===========      ===========      ===========


NOTE 6- NET INCOME (LOSS) PER SHARE

         The numerators and denominators of basic and diluted net income (loss) per share are as follows:


                                                            Three Months Ended                   Nine Months Ended
                                                                December 31,                        December 31,
                                                         2001               2000               2001               2000
                                                     ------------       ------------       ------------       ------------
                                                      (Restated)                            (Restated)
Net income (loss) (numerator)                        $ (1,080,761)      $   (559,696)      $ (1,701,285)      $   (879,747)
                                                     ============       ============       ============       ============

Shares used in the calculation (denominator)
  Weighted average shares outstanding                  38,191,676         38,174,682         38,191,676         34,641,522
  Effect of dilutive stock options and warrants                --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
                                                       38,191,676         38,174,682         38,191,676         34,641,522
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

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

                                            Three Months Ended                   Nine Months Ended
                                               December 31,                        December 31,
                                           2001             2000               2001              2000
                                       -----------       -----------       -----------       -----------
                                        (Restated)                          (Restated)
Net income (Loss)                      $(1,080,761)      $  (559,696)      $(1,701,285)      $  (879,747)
Other comprehensive income (loss)
  Foreign currency translation              38,848            61,632            82,829           (19,840)
                                       -----------       -----------       -----------       -----------

Comprehensive Income (Loss)            $(1,041,913)      $  (498,064)      $(1,618,456)      $  (899,587)
                                       ===========       ===========       ===========       ===========


NOTE 8 - CHANGES IN ACCOUNTING ESTIMATES

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